Form 10-Q
period 2021-03-31
M3-Brigade Acquisition II Corp.
filed 2021-05-27
CIK 1839175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

M3-Brigade Acquisition II Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-40162	86-1359752
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1700 Broadway, 19th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 202-2200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value per share, and one-third of one redeemable warrant	MBAC.U	The New York Stock Exchange
Class A common stock included as part of the units	MBAC	The New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	MBAC.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

As of May 27, 2021, 40,000,000 shares of Class A common stock, par value $0.0001, and 11,500,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

M3-Brigade Acquisition II Corp.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-Brigade Acquisition II Corp.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash	$1,964,964	$—
Prepaid expenses	977,384	—

Total current assets	2,942,348	—
Cash and marketable securities held in Trust Account	400,006,367	—

Deferred offering costs	—	25,000

Total Assets	$402,948,715	$25,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$417,570	—
Taxes payable	2,250	—

Total current liabilities	419,820	—
Warrant liability	31,734,472	—
Deferred underwriters’ discount	14,000,000	—

Total liabilities	46,154,292	—

Commitments
Class A Common Stock subject to possible redemption, 35,179,080 and 0 shares at redemption value, respectively	351,794,421	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 450,000,000 shares authorized; 4,820,920 and 0 issued and outstanding (excluding 35,179,080 and 0 shares subject to possible redemption), respectively	482	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 11,150,000 shares issued and outstanding(1)	1,150	1,150
Additional paid-in capital	6,166,403	23,850
Accumulated deficit	(1,168,033)	—

Total stockholders’ equity	5,000,002	25,000

Total Liabilities and stockholders’ equity	$402,948,715	$25,000

(1)	This number includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6).

See accompanying notes to financial statements.

M3-Brigade Acquisition II Corp.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2021

(Unaudited)

Formation and operating costs	$61,768

Loss from operations	(61,768)

Other income/(expense)
Change in fair value of derivative liability	599,145
Excess fair value of private placement warrants over consideration paid	(529,653)
Transaction costs	(1,182,124)
Interest income	6,367

Total other income/(expense)	(1,106,265)

Net Loss	$(1,168,033)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	35,127,708

Basic and diluted net income per share, Class A common stock subject to possible redemption	—

Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	11,245,141

Basic and diluted net loss per share, non-redeemable common stock	$(0.10)

(1)	Excludes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6).

See accompanying notes to financial statements.

M3-Brigade Acquisition II Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000

Sale of 40,000,000 Units on March 8, 2021 net of warrant fair value	40,000,000	4,000	—	—	379,442,036	—	379,446,036
Offering costs	—	—	—	—	(21,508,580)	—	(21,508,580)
Net loss	—	—	—	—	—	(1,168,033)	(1,168,033)
Class A common stock subject to possible redemption at March 8, 2021	(35,127,708)	(3,513)	—	—	(351,273,567)	—	(351,277,080)
Change in Class A common stock subject to possible redemption	(51,372)	(5)	—	—	(517,336)	—	(517,341)

Balance as of March 31, 2021 (Unaudited)	4,820,920	$482	11,500,000	$1,150	$6,166,403	$(1,168,033)	$5,000,002

(1)	Includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6).

See accompanying notes to financial statements.

M3-Brigade Acquisition II Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(1,168,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(6,367)
Excess fair value of private placement warrants over consideration paid	529,653
Change in fair value of warrant liabilities	(599,145)
Transaction costs allocable to warrant liabilities	1,182,124
Changes in operating assets and liabilities
Prepaid expenses	(977,384)
Taxes payable	2,250
Accounts payable and accrued expenses	442,570

Net cash used in operating activities	(594,332)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(400,000,000)

Net cash used in investing activities	(400,000,000)
Cash flows from financing activities:
Proceeds from related party advances	128,629
Repayment of related party advances	(128,629)
Proceeds from sale of Units, net of offering costs	399,309,296
Proceeds from sale of Private Placement Warrants	11,250,000
Payment of underwriters discount	(8,000,000)
Net cash provided by financing activities	402,559,296

Net Change in Cash	1,964,964

Cash, beginning of the period	—

Cash, end of period	$1,964,964

Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	(351,277,080)
Change in value of Class A common stock subject to possible redemption	$(517,341)

Deferred underwriters’ discount payable charged to additional paid in capital	$14,000,000

See accompanying notes to financial statements.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

M3-Brigade Acquisition II Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 16, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company believes it will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants.

The Company’s sponsor is M3-Brigade Sponsor LP, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on March 3, 2021 (the “Effective Date”). On March 8, 2021, the Company consummated the IPO of 40,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $400,000,000, which is discussed in Note 4 and Note 8.

The underwriters have a 45-day option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. On April 17, 2021 the underwriters’ over-allotment option expired unexercised (see Note 9).

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,500,000 Private Placement Warrants (the “Private Warrants”) to the Sponsor at a price of $1.50 per Private Warrants, generating total gross proceeds of $11,250,000.

Transaction costs of the IPO amounted to $22,690,704 consisting of $8,000,000 of underwriting discount, $14,000,000 of deferred underwriting discount, and $690,704 of other offering costs. Of the offering costs, $1,182,124 is included in transaction costs on the Statement of Operations and $21,508,580 is included in equity.

Following the closing of the IPO on March 8, 2021, $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Warrants will not be released from the trust account until the earlier of (i) the completion of the Company’s initial business combination and (ii) the redemption of 100% of the Company’s public shares if the Company is unable to complete the Company’s initial business combination within 24 months from the closing of the IPO (March 8, 2023). The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with the Company’s initial business combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by stock exchange rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the IPO, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”

The Company will only have 24 months from the closing date of the IPO (March 8, 2023) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the IPO, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the IPO.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes and working capital, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Company’s Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and the Company’s Sponsor may not be able to satisfy those obligations. The Company has not asked the Company’s Sponsor to reserve for such eventuality. The Company believes the likelihood of the Company’s Sponsor having to indemnify the trust account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $2.0 million in its operating bank account, and working capital of approximately $2.5 million.

The Company’s liquidity needs up to March 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 6). Additionally, related parties paid $128,629 in offering costs and taxes. As of March 31, 2021, the outstanding balance of amounts due to related parties was $0.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2-Revision of Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of March 3, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 13,333,333 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 7,500,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, which are discussed in Note 4, Note 5 and Note 8). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statement of Operations in the period of change. In the Company’s 8-K dated March 8, 2021 the Company reported the value of the warrants in equity.

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to revise the Company’s financial statements as of March 8, 2021. The revised classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect had the financial statements been revised on each financial statement line item as of the date indicated:

	As Previously Reported	Adjustment	As revised
Balance Sheet at March 8, 2021 (audited)
Warrant Liability	$—	$32,333,617	$32,333,617
Total liabilities	15,604,218	32,333,617	47,937,835
Class A common stock subject to possible redemption	383,610,690	(32,333,610)	351,277,080
Class A common stock	164	323	487
Additional paid-in capital	5,014,642	1,708,280	6,722,922
Accumulated deficit	(15,948)	(1,708,610)	(1,724,558)
Total Stockholders’ Equity	5,000,008	(7)	5,000,001

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus for its IPO as filed with the SEC on March 5, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $2.0 million in cash as of March 31, 2021 and none at December 31, 2020. The Company had no cash equivalents at March 31, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 20,833,333 shares of Class A common stock in the aggregate.

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. Net income per common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable Class A and Class B Common Stock outstanding for the period. Non-redeemable Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The underwriters have a 45-day option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Below is a reconciliation of the net loss per common stock:

For the three months ended March 31, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Accretion of interest income on marketable securities held in trust	$3,621

Net income allocable to Class A common stock subject to possible redemption	$3,621
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	35,127,708
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net loss minus Redeemable Net Earnings
Net Loss	$(1,168,033)
Redeemable Net Earnings	(3,621)

Non-Redeemable Net Loss	$(1,171,654)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	11,245,141
Basic and diluted net loss per share, common stock	$(0.10)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the Statement of Operations based on the residual method of the Public and Private Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of March 31, 2021, offering costs totaling $22,690,704 (consisting of $8,000,000 of underwriting discount, $14,000,000 of deferred underwriting discount, and $690,704 of other offering costs) were recognized with $1,182,124 which was allocated to the Public Warrants and Private Warrants, included in the Statement of Operations as a component of Loss from Operations and $21,508,580 included in stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

On March 8, 2021, the Company consummated the IPO of 40,000,000 units (the “Units”), at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-third warrant to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation. (see Note 7).

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriters have a 45-day option from the effective date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments. As of March 31, 2021, no shares of the over-allotment have been purchased.

Warrants

Each whole warrant entitles the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the IPO or 30 days after the completion of the Company’s initial business combination.

Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrantholder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least three units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying the Company’s obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

The Company has agreed that as soon as practicable, but in no event later than thirty (30) days, after the closing of the Company’s initial business combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within 90 days after the closing of the Company’s initial business combination, warrant holders may, under the circumstances specified in the warrant agreement and until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis.

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise the Company’s redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price as well as the $11.50 warrant exercise price (for whole shares) after the redemption notice is issued.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require any holder that wishes to exercise his, her or its warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Company’s warrants. If the Company’s management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If the Company’s management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of Class A common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. We believe this feature is an attractive option to the Company if the Company does not need the cash from the exercise of the warrants after the Company’s initial business combination. If the Company calls the Company’s warrants for redemption and the Company’s management does not take advantage of this option, the Company’s sponsor and its permitted transferees would still be entitled to exercise their private placement warrants contained in the private placement warrants for cash or on a cashless basis using the same formula described above that other warrant holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis, as described in more detail below.

A holder of a warrant may notify the Company in writing in the event it elects to be subject to a requirement that such holder will not have the right to exercise such warrant, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates), to the warrant agent’s actual knowledge, would beneficially own in excess of 9.8% (or such other amount as a holder may specify) of the shares of Class A common stock outstanding immediately after giving effect to such exercise.

If the number of outstanding shares of Class A common stock is increased by a stock dividend payable in shares of Class A common stock, or by a split-up of shares of Class A common stock or other similar event, then, on the effective date of such stock dividend, split-up or similar event, the number of shares of Class A common stock issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding shares of Class A common stock. A rights offering to holders of Class A common stock entitling holders to purchase shares of Class A common stock at a price less than the fair market value will be deemed a stock dividend of a number of shares of Class A common stock equal to the product of (i) the number of shares of Class A common stock actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A common stock) multiplied by (ii) one (1) minus the quotient of (x) the price per share of Class A common stock paid in such rights offering divided by (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A common stock, in

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

determining the price payable for Class A common stock, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A common stock as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the shares of Class A common stock trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if the Company, at any time while the warrants are outstanding and unexpired, pay a dividend or make a distribution in cash, securities or other assets to the holders of Class A common stock on account of such shares of Class A common stock (or other shares of the Company’s capital stock into which the warrants are convertible), other than (a) as described above, (b) certain ordinary cash dividends of which are dividends up to $0.50 per share per year, (c) to satisfy the redemption rights of the holders of Class A common stock in connection with a proposed initial business combination, (d) as a result of the repurchase of shares of Class A common stock by the company if the proposed initial business combination is presented to the stockholders of the Company for approval, or (e) in connection with the redemption of the Company’s public shares upon the Company’s failure to complete the Company’s initial business combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each share of Class A common stock in respect of such event. No other adjustments will be required to be made including for issuing Class A common stock at below market price and/or exercise price.

If the number of outstanding shares of the Company’s Class A common stock is decreased by a consolidation, combination, reverse stock split or reclassification of shares of Class A common stock or other similar event, then, on the effective date of such consolidation, combination, reverse stock split, reclassification or similar event, the number of shares of Class A common stock issuable on exercise of each warrant will be decreased in proportion to such decrease in outstanding shares of Class A common stock.

Whenever the number of shares of Class A common stock purchasable upon the exercise of the warrants is adjusted, as described above, the warrant exercise price will be adjusted by multiplying the warrant exercise price immediately prior to such adjustment by a fraction (x) the numerator of which will be the number of shares of Class A common stock purchasable upon the exercise of the warrants immediately prior to such adjustment, and (y) the denominator of which will be the number of shares of Class A common stock so purchasable immediately thereafter.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Company’s initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

In case of any reclassification or reorganization of the outstanding shares of Class A common stock (other than those described above or that solely affects the par value of such shares of Class A common stock), or in the case of any merger or consolidation of the Company with or into another corporation (other than a consolidation or merger in which the Company is are the continuing corporation and that does not result in any reclassification or reorganization of the Company’s outstanding shares of Class A common stock), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of the Company as an entirety or substantially as an entirety in connection with which the Company is dissolved, the holders of the warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

warrants and in lieu of the shares of the Company’s Class A common stock immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of shares of stock or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the warrants would have received if such holder had exercised their warrants immediately prior to such event. However, if such holders were entitled to exercise a right of election as to the kind or amount of securities, cash or other assets receivable upon such consolidation or merger, then the kind and amount of securities, cash or other assets for which each warrant will become exercisable will be deemed to be the weighted average of the kind and amount received per share by such holders in such consolidation or merger that affirmatively make such election, and if a tender, exchange or redemption offer has been made to and accepted by such holders (other than a tender, exchange or redemption offer made by the company in connection with redemption rights held by stockholders of the company as provided for in the company’s amended and restated certificate of incorporation or as a result of the repurchase of shares of Class A common stock by the company if a proposed initial business combination is presented to the stockholders of the company for approval) under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of Rule 13d-5(b)(1) under the Exchange Act) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of Rule 12b-2 under the Exchange Act) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the meaning of Rule 13d-3 under the Exchange Act) more than 50% of the outstanding shares of Class A common stock, the holder of a warrant will be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant holder had exercised the warrant prior to the expiration of such tender or exchange offer, accepted such offer and all of the Class A common stock held by such holder had been purchased pursuant to such tender or exchange offer, subject to adjustments (from and after the consummation of such tender or exchange offer) as nearly equivalent as possible to the adjustments provided for in the warrant agreement. Additionally, if less than 70% of the consideration receivable by the holders of Class A common stock in such a transaction is payable in the form of Class A common stock in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following such event, and if the registered holder of the warrant properly exercises the warrant within thirty days following public disclosure of such transaction, the warrant exercise price will be reduced as specified in the warrant agreement based on the per share consideration minus Black-Scholes Warrant Value (as defined in the warrant agreement) of the warrant.

The warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. You should review a copy of the warrant agreement, which will be filed as an exhibit to the registration statement of which this prospectus is a part, for a complete description of the terms and conditions applicable to the warrants. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or to correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. A change affecting the terms of the private placement warrants will require the approval of holders of at least 50% of the private placement warrants.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price (or on a cashless basis, if applicable), by certified or official bank check payable to the Company, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of Class A common stock and any voting rights until they exercise their warrants and receive shares of Class A common stock. After the issuance of shares of Class A common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

Warrants may be exercised only for a whole number of shares of Class A common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. As a result, warrant holders not purchasing an even number of warrants must sell any odd number of warrants in order to obtain full value from the fractional interest that will not be issued.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial business combination (except, among other limited exceptions as described under “Principal Stockholders— Transfers of Founder Shares and Private Placement Warrants,” to the Company’s officers and directors and other persons or entities affiliated with the sponsor) and they will not be redeemable by the Company so long as they are held by the sponsor or its permitted transferees. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO. If the private placement warrants are held by holders other than the sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

If holders of the private placement warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering his, her or its warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that the Company has agreed that these warrants will be exercisable on a cashless basis so long as they are held by the Company’s sponsor and permitted transferees is because it is not known at this time whether they will be affiliated with the Company following a business combination. If they remain affiliated with the Company, their ability to sell the Company’s securities in the open market will be significantly limited. We expect to have policies in place that prohibit insiders from selling the Company’s securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell the Company’s securities, an insider cannot trade in the Company’s securities if he or she is in possession of material non-public information. Accordingly, unlike public stockholders who could exercise their warrants and sell the shares of Class A common stock received upon such exercise freely in the open market in order to recoup the cost of such exercise, the insiders could be significantly restricted from selling such securities. As a result, The Company believes that allowing the holders to exercise such warrants on a cashless basis is appropriate.

In order to finance transaction costs in connection with an intended initial business combination, the Company’s sponsor or an affiliate of the Company’s sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the Company’s initial business combination, the Company would repay such loaned amounts out of the proceeds of the trust account released to the Company. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the Company’s trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and the Representatives purchased an aggregate of 7,500,000 Private Warrants at a purchase price of $1.50 per Private Unit, generating gross proceeds to the Company of $11,250,000. The Private Warrants (and the underlying securities) are identical to the Warrants sold as part of the Units in the IPO. At the issuance date of March 8, 2021 the fair value of the Private Warrants was determined to be $11,779,653; $529,653 in excess of the $11,250,000 received by the Company. This excess fair value of $529,653 is recognized as an expense in the statement of operations.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 8). The Founder Shares are identical to the Class A common stock included in the Units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. Each Founder Share is automatically convertible to a share of Class A common stock on a one-for-one basis at the time of the Company’s initial business combination. The Sponsor has agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholders will own 20% of the Company’s issued and outstanding shares after the IPO.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

Due to Related Party

The amount due to related parties of $128,628 for the payment of certain offering costs and taxes was repaid on March 16, 2021.

As of March 31, 2021, the amount due to related parties was $0.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant agreement per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the founder shares and private placement warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

On March 8 2021, the underwriters were paid a cash underwriting discount of 2% of the gross proceeds of the IPO, or $8,000,000. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters have a 45-day option from the date of the IPO to purchase up to an additional 6,000,000 units to cover over-allotments, if any.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 450,000,000 Class A common stock at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were 4,820,920 and 0 shares of Class A common stock issued and outstanding, excluding 35,179,080 and 0 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue a total of 50,000,000 Class B common stock at par value of $0.0001 each. On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 6). This number includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6). At March 31, 2021 and December 31, 2020 there were 11,500,000 shares issued and outstanding.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the business combination, the ratio at which shares of Class B

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination.

With respect to any other matter submitted to a vote of our stockholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Note 8 — Recurring Fair Value Measurements

Investment Held in Trust Account

As of March 31, 2021, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities in the amount of $400,006,367. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At March 31, 2021, the Company’s warrants liability were valued at $31,734,472. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The Company’s investments consist of mutual funds that invest primarily in U.S. government securities. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Warrant liability is classified within Level 3 of the fair value hierarchy. For the period ending March 31, 2021 there were no transfers into or out of Level 3 classification.

The following table presents fair value information as of March 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	400,006,367	$400,006,367	$—	$—
Liabilities:
Private Placement Warrants	11,478,392			11,478,392
Public Warrants	20,256,080			20,256,080

Measurement

The Company established the initial fair value for the Warrants on March 8, 2021, the date of the consummation of the Company’s IPO. On March 31, 2021 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement and at March 31, 2021:

Input	March 8, 2021 (Initial Measurement)	March 31, 2021
Risk-free interest rate	1.00%	1.07%
Expected term (years)	5.7	5.6
Expected volatility	24.2%	24.4%
Exercise price	$11.50	$11.50
Probability of completing a business combination	90%	90%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities for the period ended March 31, 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total Warrants
Fair value at issuance March 8 2021	$20,553,964	$11,779,653	$32,333,617
Change in fair value	(297,884)	(301,261)	(599,145)
Fair Value at March 31, 2021	$20,256,080	$11,478,392	$31,734,472

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The underwriters have a 45-day option from the date of the IPO effectiveness date (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. On April 17, 2021 the underwriters’ over-allotment option expired unexercised.

On May 25, 2021, the Company received a notice from the New York Stock Exchange (the “NYSE”) indicating that it is not in compliance with NYSE continued listing requirements under the timely filing criteria established in Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file this report. By filing this report, the Company has remedied its non-compliance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to M3-Brigade Acquisition II Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to M3-Brigade Sponsor LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on December 16, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to consummate an initial business combination using cash from the proceeds of our Public Offering (the “Public Offering”) that closed on March 8, 2021 (the “Closing Date”) and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt.

Results of Operations

For the three months ended March 31, 2021, we incurred a loss from operations of $61,768, including legal fees of $10,670, insurance expenses of $37,991 and other general operation expenses totaled $13,107. In addition to the loss from operations, we incurred other net expenses of $1,106,265 consisting of Public Offering costs of $1,182,124 and , interest income of $6,367. Additionally, in relation to the fair value of our warrant liabilities, we recognized a non-cash loss of $529,653 for the excess fair value and a non-cash gain of $599,145 from the change in the fair value of our warrant liabilities. Through March 31, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2021 and December 31, 2020, $400,006,367 and $0.00 was held in the Trust Account, respectively. We had cash outside of trust of $1,964,964 and $0.00 in March 31, 2021 and December 31, 2020 and $417,570 accounts payable and accrued expenses as of March 31, 2021.

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through March 31, 2021, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside our Trust Account of $1,964,964, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

On March 8, 2021, we completed the sale of 40,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $400,000,000.

Simultaneous with the closing of the Public Offering, we completed the sale of 7,500,000 warrants (the “Private Warrants”), at a price of $1.50 per Private Warrant, generating gross proceeds of $11,250,000.

In connection with the Public Offering, the underwriters were granted a 45-day option from the effectiveness date of our IPO (March 3, 2021) to purchase up to 6,000,000 additional Units to cover over-allotments, if any. In April the underwriters’ option expired unexercised.

Following our Initial Public Offering and the sale of the Private Warrants, a total of $400,000,000 ($10.00 per Unit) was placed in the Trust Account. We incurred $22,690,704 in Initial Public Offering related costs, including $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting discount and $690,704 of other costs with $1,182,124 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $21,508,580 included in stockholders’ equity. .

As of March 31, 2021, we had marketable securities held in the Trust Account of $400,006,367 (including approximately $6,367 of income) consisting of mutual funds. Income on the balance in the Trust Account may be used to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For three months ended March 31, 2021, cash used in operating activities was $594,332. Net loss of $1,168,033 was primarily offset by Public Offering costs of $1,182,124 and a non-cash charge to earnings related to the excess fair value of our warrants of $529,653 offset by a non-cash gain in earnings of $599,145 related to the change in fair value of our warrants and interest income of $6,367 from our trust account. Payments for working capital items used $532,564.

We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of March 31, 2021, no Working Capital Loans have been issued.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, in addition to the access to the Working Capital Loans, we may need to obtain other financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Warrant Liabilities

The Company’s Warrants meet the definition of a derivative and are recorded as derivative liabilities on the Balance Sheet and measured at fair value. At each reporting date changes in the fair value are recognized in the statement of operations in the period of change.

Redeemable Shares of Class A Common Stock

All of the 40,000,000 shares of Class A common stock included in the Units sold as part of the Public Offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.

Net Loss per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. Net income per common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable Class A and Class B Common Stock outstanding for the period. Non-redeemable Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 8, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on March 8, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 8, 2021, we consummated our Initial Public Offering of 40,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $400,000,000. Each Unit consisted of one share of Class A common stock of the Company, par value $.0001 per share, and one-third of one redeemable warrant of the Company. Continental Stock Transfer & Trust Company acted as the sole book-running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 253132). The SEC declared the registration statement effective on March 3, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 7,500,000 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $11,250,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $400,000,000 was placed in the Trust Account.

We paid a total of $22,000,000 underwriting discounts and commissions and $690,704 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $14,000,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association[1]

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company[1]

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company[1]

10.2	Registration and Stockholder Rights Agreement between the Company, M3-Brigade Sponsor II LP and certain executive officers and directors of the Company[1]

10.3	Private Placement Warrants Purchase Agreement between the Company and M3-Brigade Sponsor II LP1

10.4	Letter Agreement among the Company, M3-Brigade Sponsor II LP and each of the officers and directors of the Company[1]

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith. ** Furnished. *** To be filed by amendment. (1) Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M3-BRIGADE ACQUISITION II CORP.

Date: May 27, 2021		/s/ Mohsin Meghji
	Name:	Mohsin Meghji
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 27, 2021		/s/ Brian Griffith
	Name:	Brian Griffith
	Title:	Chief Financial Officer (Principal Financing and Accounting Officer)