Form 10-Q
period 2021-06-30
M3-Brigade Acquisition II Corp.
filed 2021-08-23
CIK 1839175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
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
the Exchange Act)    Yes  ☒    No  ☐
As of August
19
, 2021, 40,000,000 shares of Class A common stock, par value $0.0001, and 10,000,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

M3-Brigade
Acquisition II Corp.
Quarterly Report on
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
M3-Brigade
Acquisition II Corp.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:

Cash	$1,511,407	$—
Prepaid expenses	853,573	—

Total current assets	2,364,980	—
Cash and marketable securities held in Trust Account	400,020,665	—
Deferred offering costs	—	25,000

Total Assets	$402,385,645	$25,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,759	—
Taxes payable	2,250	—

Total current liabilities	23,009	—
Warrant liability	28,513,040	—
Deferred underwriters’ discount	14,000,000	—

Total liabilities	42,536,049	—

Commitments
Class A Common Stock subject to possible redemption, 35,484,597 and 0 shares at redemption value, respectively	354,849,594	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 450,000,000 shares authorized; 4,515,403 and 0 issued and outstanding (excluding 35,484,597 and 0 shares subject to possible redemption), respectively	451	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 and 11,150,000 shares issued and outstanding , respectivel y (1)	1,000	1,150
Additional paid-in capital	3,111,411	23,850
Retained earnings	1,887,140	—

Total stockholders’ equity	5,000,002	25,000

Total Liabilities and stockholders’ equity	$402,385,645	$25,000

(1)
This number includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 5). Such shares were forfeited in the quarter ended June 30, 2021.

See accompanying notes to financial statements.

M3-Brigade
Acquisition II Corp.
CONDENSED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2021
(Unaudited)

	Six months ended June 30, 2021	Three months ended June 30, 2021
Formation and operating costs	$242,325	180,557

Loss from operations	(242,325)	(180,557)

Other income/(expense)
Change in fair value of derivative liability	3,820,577	3,221,432
Excess fair value of private placement warrants over consideration paid	(529,653)	—
Transaction costs	(1,182,124)	—
Interest income	20,665	14,298

Total other income/(expense)	2,129,465	3,235,730

Net Income	$1,887,140	3,055,173

Earnings per share:
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,156,990	35,179,080

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	13,964,557	15,183,557

Basic and diluted net income per share, non-redeemable common stock	$0.14	$0.20

(1)
Excludes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 5). Such shares were forfeited in the quarter ended June 30, 2021.

See accompanying notes to financial statements.

M3-Brigade
Acquisition II Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares (1)	Amount

Balance - December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000

Sale of 40,000,000 Units on March 8, 2021 net of warrant fair value	40,000,000	4,000	—	—	379,442,036	—	379,446,036
Offering costs	—	—	—	—	(21,508,580)	—	(21,508,580)
Net loss – three months ended March 31, 202 1	—	—	—	—	—	(1,168,033)	(1,168,033)
Class A common stock subject to possible redemption at March 8, 2021	(35,127,708)	(3,513)	—	—	(351,273,567)	—	(351,277,080)
Change in Class A common stock subject to possible redemption	(51,372)	(5)	—	—	(517,336)	—	(517,341)

Balance as of March 31, 2021 (Unaudited)	4,820,920	482	11,500,000	1,150	6,166,403	(1,168,033)	5,000,002
Forfeiture of Class B Shares			(1,500,000)	(150)	150
Change in Class A common stock subject to possible redemption	(305,517)	(31)			(3,055,142)		(3,055,173
Net income – three months ended June 30, 2021						3,055,173	3,055,173

Balance as of June 30, 2021 (Unaudited)	4,515,403	$451	10,000,000	$1,000	$3,111,411	$1,887,140	$5,000,002

(1)
Includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6). Such shares were forfeited in the quarter ended June 30, 2021.

See accompanying notes to financial statements.

M3-Brigade
Acquisition II Corp.
CONDENSED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2021

Cash Flows from Operating Activities:

Net income	$1,887,140
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(20,665)
Excess fair value of private placement warrants over consideration paid	529,653
Change in fair value of warrant liabilities	(3,820,577)
Transaction costs allocable to warrant liabilities	1,182,124
Changes in operating assets and liabilities
Prepaid expenses and other assets	(853,573)
Accounts payable and accrued expenses	23,009

Net cash used in operating activities	(1,072,889)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(400,000,000)

Net cash used in investing activities	(400,000,000)
Cash flows from financing activities:
Proceeds from related party advances	128,629
Repayment of related party advances	(128,629)
Proceeds from sale of Units, net of offering costs	399,334,296
Proceeds from sale of Private Placement Warrants	11,250,000
Payment of underwriters discount	(8,000,000)

Net cash provided by financing activities	402,584,296

Net Change in Cash	1,511,407
Cash, beginning of the period	—

Cash, end of period	$1,511,407

Supplemental Disclosure of Non-cash Financing Activities :
Initial classification of Class A common stock subject to possible redemption	$351,277,080
Change in value of Class A common stock subject to possible redemption	3,572,478
Deferred underwriters’ discount payable charged to additional paid in capital	14,000,000
See accompanying notes to financial statements.

M3-BRIGADE
ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
M3-Brigade
Acquisition II Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 16, 2020.
The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On August
16
, 2021, the Company entered into an Agreement and Plan of Merger with Syniverse Corporation — See Note 9.
The Company has selected December 31 as its fiscal year end.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company believes it will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants.
The Company’s sponsor is
M3-Brigade Sponsor
II LP, a Delaware limited liability company (the “Sponsor”).
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
The underwriters had a
45-day
option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. On April 17, 2021 the underwriters’ over-allotment option expired unexercised (see Note 9).
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
Following the closing of the IPO on March 8, 2021, $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations and up to $100,000 of interest to pay dissolution expenses, the proceeds from the IPO and the sale of the Private Warrants will not be released from the trust account until the earlier of (i) the completion of the Company’s initial business combination and (ii) the redemption of 100% of the Company’s public shares if the Company is unable to complete the Company’s initial business combination within 24 months from the closing of the IPO (March 8, 2023). The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with the Company’s initial business combination. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Combination.
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
If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the IPO, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”
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
The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the IPO, they will be entitled to a pro rata share of the Trust Account with respect to such acquired shares of Class A common stock upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.
In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the IPO.
The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes and working capital, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Company’s Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and the Company’s Sponsor may not be able to satisfy those obligations. The Company has not asked the Company’s Sponsor to reserve for such eventuality. The Company believes the likelihood of the Company’s Sponsor having to indemnify the trust account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

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
the resulting m
a
rket downturn. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.5 million in its operating bank account, and working capital of approximately ($2.3 million), including the deferred underwriting commission and warrant liability.
The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 6). Additionally, related parties paid $128,629 in offering costs and taxes. As of June 30, 2021, the outstanding balance of amounts due to related parties was $0.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company (see Note 6). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2 — Revision of Financial Statements
On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of March 3, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 13,333,333 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 7,500,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, which are discussed in Note 4, Note 5 and Note 8). The Company previously accounted for the Warrants as components of equity.
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

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it was appropriate to revise the Company’s financial statements as of March 8, 2021. The revised classification and reported values of the Warrants as accounted for under ASC
815-40
are included in the financial statements herein.
The following tables summarize the effect if the financial statements had been revised on each financial statement line item as of the date indicated:

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus for its IPO as filed with the SEC on March 5, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.5 million in cash as of June 30, 2021 and none at December 31, 2020. The Company had no cash equivalents (other than assets held in the Trust Account) at June 30, 2021 or December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Income Per Common Stock
Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering or (ii) Private Placement Warrants because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 20,833,333 shares of Class A common stock in the aggregate.
The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per common stock. Net income per common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable
Class A and Class B Common Stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable
Class A and Class B Common Stock outstanding for the period.
Non-redeemable
Class B Common Stock include the Founder Shares as these common stock shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The underwriters had a
45-day
option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. That option expired without being exercised on April 17, 2021.
Below is a reconciliation of the net
income
per common stock:

	For the six months ended June 30, 2021	For the three months ended June 30, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Accretion of interest income on marketable securities held in trust	$20,665	$14,298

Less: reserved for liquidation costs	(20,665)	(14,298)
Net income allocable to Class A common stock subject to possible redemption	0	$0
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	22,156,990	35,179,080
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net loss minus Redeemable Net Earnings
Net Income	1,887,140	3,055,173
Redeemable Net Earnings from above	0	0

Non-Redeemable Net Income	1,887,140	3,055,173
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	13,964,557	15,183,557
Basic and diluted net income per share, common stock	$0.14	$0.20
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The fair value of the warrant liabilities are discussed below.
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

FASB ASC
470-20,
Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then to the Class A common stock.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) f o r identical instruments in active markets;

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020- 06 did not have an impact on the Company’s financial statements.
Recent Accounting Standards
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4 — Initial Public Offering
On March 8, 2021, the Company consummated the IPO of 40,000,000 units (the “
Units
”), at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-third warrant
to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation. (see Note 7).
The underwriters were granted
a 45-day option
from the effective date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments. The option expired unexercised.

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
The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price as well as the $11.50 warrant exercise price (for whole shares) after the redemption notice is issued without affecting the right of the Company to consummate such redemption.
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
If the number of outstanding shares of Class A common stock is increased by a stock dividend payable in shares of Class A common stock, or by a split-up
of shares of Class A common stock or other similar event, then, on the effective date of such stock dividend, split-up
or similar event, the number of shares of Class A common stock issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding shares of Class A common stock. A rights offering to holders of Class A common stock entitling holders to purchase shares of Class A common stock at a price less than the fair market value will be deemed a stock dividend of a number of shares of Class A common stock equal to the product of (i) the number of shares of Class A common stock actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A common stock) multiplied by (ii) one (1) minus the quotient of (x) the price per share of Class A common stock paid in such rights offering divided by (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A common stock, in determining the price payable for Class A common stock, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A common stock as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the shares of Class A common stock trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.
In addition, if the Company, at any time while the warrants are outstanding and unexpired, pays a dividend or makes a distribution in cash, securities or other assets to the holders of Class A common stock on account of such shares of Class A common stock (or other shares of the Company’s capital stock into which the warrants are convertible), other than (a) as described above, (b) certain ordinary cash dividends of which are dividends up to $0.50 per share per year, (c) to satisfy the redemption rights of the holders of Class A common stock in connection with a proposed initial business combination, (d) as a result of the repurchase of shares of Class A common stock by the company if the proposed initial business combination is presented to the stockholders of the Company for approval, or (e) in connection with the redemption of the Company’s public shares upon the Company’s failure to complete the Company’s initial business combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each share of Class A common stock in respect of such event. No other adjustments will be required to be made including for issuing Class A common stock at below market price and/or exercise price.
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
In case of any reclassification or reorganization of the outstanding shares of Class A common stock (other than those described above or any that solely affects the par value of such shares of Class A common stock), or in the case of any merger or consolidation of the Company with or into another corporation (other than a consolidation or merger in which the Company is are the continuing corporation and that does not result in any reclassification or reorganization of the Company’s outstanding shares of Class A common stock), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of the Company as an entirety or substantially as an entirety in connection with which the Company is dissolved, the holders of the warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the warrants and in lieu of the shares of the Company’s Class A common stock immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of shares of stock or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the warrants would have received if such holder had exercised their warrants immediately prior to such event. However, if such holders were entitled to exercise a right of election as to the kind or amount of securities, cash or other assets receivable upon such consolidation or merger, then the kind and amount of securities, cash or other assets for which each warrant will become exercisable will be deemed to be the weighted average of the kind and amount received per share by such holders in such consolidation or merger that affirmatively make such election, and if a tender, exchange or redemption offer has been made to and accepted by such holders (other than a tender, exchange or redemption offer made by the company in connection with redemption rights held by stockholders of the company as provided for in the company’s amended and restated certificate of incorporation or as a result of the repurchase of shares of Class A common stock by the company if a proposed initial business combination is presented to the stockholders of the company for approval) under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of
Rule 13d-5(b)(1) under
the Exchange Act) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of
Rule 12b-2 under
the Exchange Act) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the meaning of
Rule 13d-3 under
the Exchange Act) more than 50% of the outstanding shares of Class A common stock, the holder of a warrant will be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant holder had exercised the warrant prior to the expiration of such tender or exchange offer, accepted such offer and all of the Class A common stock held by such holder had been purchased pursuant to such tender or exchange offer, subject to adjustments (from and after the consummation of such tender or exchange offer) as nearly equivalent as possible to the adjustments provided for in the warrant agreement. Additionally, if less than 70% of the consideration receivable by the holders of Class A common stock in such a transaction is payable in the form of Class A common stock in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market,
or is to be so listed for trading or quoted immediately following such event, and if the registered holder of the warrant properly exercises the warrant within thirty days following public disclosure of such transaction, the warrant exercise price will be reduced as specified in the warrant agreement based on the per share consideration minus Black-Scholes Warrant Value (as defined in the warrant agreement) of the warrant.
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
Note 5 — Private Placement
Simultaneously with the closing of the IPO, the Sponsor and the Representatives purchased an aggregate of 7,500,000 Private Warrants at a purchase price of $1.50 per Private Unit, generating gross proceeds to the Company of $11,250,000. Except to the extent described in Note 4 above, the Private Warrants (and the underlying securities) are identical to the Warrants sold as part of the Units in the IPO. At the issuance date of March 8, 2021 the fair value of the Private Warrants was determined to be $11,779,653; $529,653 in excess of the $11,250,000 received by the Company. This excess fair value of $529,653 is recognized as an expense in the statement of operations.

Note 6 — Related Party Transactions
Founder Shares
On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 8). The Founder Shares are identical to the Class A common stock included in the Units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. Each Founder Share is automatically convertible to a share of Class A common stock on a one-for-one basis
at the time of the Company’s initial business combination. The Sponsor had agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. Because the underwriter did not exercise its option, the forfeiture was enacted in the quarter ended June 30, 2021.
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
Due to Related Party
The amount due to related parties prior to the closing of the IPO of
$128,628 for the payment of certain offering costs and taxes was repaid on March 16, 2021.
As of June 30, 2021, the amount due to related parties was $0.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant agreement per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.
Note 7 — Commitments and Contingencies
Registration Rights
The holders of the founder shares and private placement warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriters Agreement
On March 8, 2021, the underwriters were paid a cash underwriting discount of 2% of the gross proceeds of the IPO, or $8,000,000. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters had a 45-day option
from the date of the IPO to purchase up to an additional 6,000,000 units to cover over-allotments, which expired unexercised.
The Company has entered into agreements with certain advisors and professionals who will receive payments under contingent fee arrangements upon completion of the transactions contemplated by the Merger Agreement (see Note 9). The ultimate amount of such payments will be quantified at or near the time of closing.
Note 8 — Stockholders’

Equity
Preferred Stock
— The Company is authorized to issue a total
 of

1,000,000
shares of preferred stock at par value of $
0.0001
each. At June
30
,
2021

and December
31
,
2020
, there were
no
preferred shares issued or outstanding.
Class
 A common stock
 — The Company is authorized to issue a total of 450,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were 4,515,403 and 0 shares of Class A common stock issued and outstanding, excluding 35,484,597 and 0 shares of Class A common stock subject to possible redemption, respectively.
Class
 B common stock
 — The Company is authorized to issue a total of 50,000,000 shares of Class B common stock at par value of $0.0001 each. On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 6). This number includes 1,500,000 shares of Class B common stock which were forfeited because the over-allotment option was not exercised by the underwriters (See Note 6). At June 30, 2021 and December 31, 2020 there were 10,000,000 and 11,500,000 shares issued and outstanding, respectively.
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
(subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis,
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
Note 8 — Recurring Fair Value Measurements
Investment Held in Trust Account
As of June 30, 2021, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities in the amount of $400,020,665. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability
At June 30, 2021, the Company’s warrants liability were valued at $28,513,040. Under the guidance in ASC
815-40
the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
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
The Public Warrants were transferred to Level 1 for the period ending June 30, 2021.
The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	400,020,665	$400,020,665	$—	$—
Liabilities:
Private Placement Warrants	13,113,040			13,113,040
Public Warrants	15,400,000	15,400,000
Measurement
The Company established the initial fair value for the Warrants as of March 8, 2021, which was the date of the consummation of the Company’s IPO, and on March 31, 2021. On June 30, 2021 the fair value was remeasured. For the initial periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market, but the Public Warrants did commence separate trading as of April 26, 2021. As such, the Company used a Monte Carlo simulation model to value the Warrants for the initial periods and valued the Public Warrants based upon market values for the June 30, 2021 remeasurement. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third
of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. The aggregate fair value of the Public Warrants, which amounted to $20,553,963 at the closing date of the IPO, was transferred to Level 1 following the detachment of the warrants for separate trading and at which time quoted prices existed in active markets.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement and at June 30, 2021 for the private warrants:

Input	March 8, 2021 (Initial Measurement)	June 30, 2021
Risk-free interest rate	1.00%	0.97%
Expected term (years)	5.7	5.57
Expected volatility	24.2%	26.0%
Exercise price	$11.50	$11.50
Probability of completing a business combination	90%	90%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities for the period ended
June
 3
0
, 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total Warrants
Fair value at issuance March 8 2021	$20,553,964	$11,779,653	$32,333,617
Change in fair value	(5,153,964)	1,333,387	(3,820,577)
Fair Value at June 30, 2021	$15,400,00	$13,113,040	$28,513,040
Note 9 — Subsequent

Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Except as described below, the Company did not identify any subsequent events that would have required adjustment or disclo
s
ure in the financial statements.
Proposed Business Combination and Related Agreements
On August 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Syniverse Corporation, a Delaware corporation (“Syniverse”), and Blue Steel Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will merge with and into Syniverse, with Syniverse surviving the merger as a wholly owned subsidiary of the Company (the “Merger”).
Subject to the terms of the Merger Agreement, the aggregate purchase price to be paid by the Company to Syniverse’s stockholders at the closing of the Merger (the “Closing”) is expected to be approximately $704,440,000, subject to adjustments for, among other things, the Twilio Investment (defined below) and Leakage (as defined in the Merger Agreement) that has occurred from November 30, 2020 through immediately prior to the effective time of the Merger, and will be paid entirely in shares of the Company’s Class A common stock, at a value of $10.00 per share (the “Aggregate Merger Consideration”). For purposes of the following paragraph, the “Exchange Ratio” means the Aggregate Merger Consideration divided by
the aggregate fully diluted number of shares of common stock of Syniverse (the “Syniverse Shares”).
At the effective time of the Merger, each Syniverse Share that is issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive a portion of the Aggregate Merger Consideration equal to (a) the Exchange Ratio multiplied by
(b) the number of Syniverse Shares held by the applicable holder as of immediately prior to the effective time of the Merger, rounded to the nearest whole share. At the effective time of the Merger, all share incentive plan or similar equity-based compensation plans maintained for employees of Syniverse, all outstanding options to purchase Syniverse Shares and each restricted stock unit award with respect to Syniverse Shares will be assumed by the Company, in each case on the terms and subject to the conditions in the Merger Agreement.
Private Placement
Concurrently with the execution of the Merger Agreement, the Company entered into (a) a subscription agreement with the Sponsor pursuant to which the Sponsor has agreed to purchase an aggregate of 1,500,000 shares of Class A common stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $15,000,000 and (b) subscription agreements with certain other investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase shares of Class A common stock, at a purchase price of $10.00 per share, and shares of newly issued Series A Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Convertible Preferred Stock”), at a purchase price of $970.00 per share, for an aggregate purchase price of $250,000,000 (the transactions in clauses (a) and (b) together, the “Private Placement”). The proceeds from the Private Placement will be used to refinance the outstanding indebtedness and other obligations of Syniverse and its subsidiaries at the Closing.
Twilio Investment
Concurrently with the execution of the Merger Agreement, the Company entered into a subscription agreement with Twilio Inc., a Delaware corporation (“Twilio”), pursuant to which Twilio has agreed to purchase Class A common stock and, if applicable, shares of newly issued Class C common stock, par value $0.0001 per share, of the Company, at the Closing for an aggregate purchase price of up to $750,000,000, with the size of Twilio’s investment and the number of shares issued to Twilio determined based on the terms of its pre-existing
framework agreement with Syniverse, dated as of February 26, 2021, as amended on August 16, 2021 (the “Framework Agreement” and, such investment, the “Twilio Investment”). Under the Framework Agreement, the size of the Twilio Investment will be reduced below $750,000,000 only to the extent the total transaction proceeds from the Company’s trust account (net of redemptions) and the Private Placement exceed $375,000,000, with such reduction equal to the amount of such excess, subject to a minimum investment by Twilio of $500,000,000.
Stockholders Agreement
The Merger Agreement contemplates that, at the Closing, the Company, Carlyle Partners V Holdings, L.P., a Delaware limited partnership and Syniverse’s majority stockholder (“Carlyle”), Twilio and the Sponsor will enter into a stockholders agreement (the “Stockholders Agreement”), pursuant to which, among other things, (a) Carlyle will be entitled to appoint directors (initially five, but subject to downward adjustment depending on its continuing percentage ownership relative to its initial ownership) to the Company’s board of directors so long as Carlyle holds at least 5% of the outstanding common stock; (b) Twilio will be entitled to appoint directors (initially four, but subject to downward adjustment depending on its continuing percentage ownership relative to its initial ownership) to the Company’s board of directors so long as Twilio holds at least 5% of the outstanding common stock; and (c) the Sponsor will be entitled to appoint two directors to the Company’s board of directors so long as the Sponsor continues to hold 50% of the shares of Class A common stock it held at the Closing (and one director so long as it holds 33.33% of such shares).
The Stockholders Agreement contains certain restrictions on transfer with respect to shares of common stock held by Carlyle, Twilio and the Sponsor immediately following the Closing (the
“Locked-Up
Shares”). Such restrictions include, among others, a prohibition on transfers of
Locked-Up
Shares, subject to limited exceptions, until the earlier to occur of (a) the
12-month
anniversary of the Closing and (b) the date on which the per share closing price for the Class A common stock has been equal to or greater than $12.50 per share for any 20 trading days within any consecutive
30-trading
day period following the Closing.
In addition, the Stockholders Agreement will provide (a) consent rights to Carlyle and Twilio in respect of certain significant transactions by the Company following the Closing, subject to specified ownership thresholds, and (b) a right of first offer to Twilio, subject to certain exceptions, with respect to any privately negotiated sale by Carlyle (or its affiliates) of more than 10% of the Company’s outstanding shares, for so long as Twilio’s percentage ownership (together with its affiliates) exceeds 15%.
Sponsor Agreement
Concurrently with the execution of the Merger Agreement, the Company, the Sponsor, an individual (together with the Sponsor, the “Sponsor Parties”) and Syniverse entered into a sponsor support agreement (the “Sponsor Agreement”), pursuant to which, among other things, in accordance with the terms and subject to the conditions set forth therein, the Sponsor Parties have agreed to vote their shares of Class B common stock and any shares of common stock the Sponsor Parties subsequently acquire to approve the transactions contemplated by the Merger Agreement and against any inconsistent proposals during the term of the Sponsor Agreement and to not redeem such shares.
The Sponsor Agreement also provides that 70% of such shares of Class B common stock will vest and be available to the Sponsor Parties at the Closing, and the remaining 30% of such shares will vest on the first trading day that the closing price of Class A common stock equals or exceeds $12.50 per share for any 20 trading days within any consecutive
30-trading
day period following the Closing, subject to earlier vesting in certain circumstances as described therein.
Registration Rights Agreement
At the Closing, the Company, the Sponsor, Carlyle, Twilio and the PIPE Investors will enter into a registration rights agreement, pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Class A common stock, including Class A common stock underlying the Convertible Preferred Stock, and other equity securities of the Company that are held by the foregoing parties from time to time.
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
Results of Operations
For the three months ended June 30, 2021, we incurred a loss from operations of $180,557, including professional fees of $25,587, insurance expenses of $123,811 and other general operation expenses totaled $31,159. In addition to the loss from operations, we recorded a gain on the fair value of the warrants of $
3,
221,432
and interest income of $14,298. For the six months ended June 30, 2021, we incurred a loss from operations of $242,325, including professional fees of $25,587, insurance expenses of $136,916 and other general operation expenses totaled $79,822. In addition to the loss from operations, we incurred other net expenses of $2,129,465 consisting of Public Offering costs of $1,182,124, excess fair value of the warrants sold in the private placement of $529,653, offset by a gain on the fair value of the warrants of $3,820,577 and interest income of $20,665. Through June 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income earned on the proceeds held in the Trust Account. As of June 30, 2021 and December 31, 2020, $400,020,665 and $0.00 was held in the Trust Account, respectively. We had cash outside of trust of $1,511,407 and $0.00 in June 30, 2021 and December 31, 2020 and $20,759 accounts payable and accrued expenses as of June 30, 2021.
Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earliest of (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through June 30, 2021, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.
Liquidity and Capital Resources
As of June 30, 2021, we had cash outside our Trust Account of $1,511,407, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
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
Following our Initial Public Offering and the sale of the Private Warrants, a total of $400,000,000 ($10.00 per Unit) was placed in the Trust Account. We incurred $22,690,704 in Initial Public Offering related costs, including $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting discount and $690,704 of other costs, with $1,182,124 which was allocated to the Public Warrants and Private Warrants being included in the statement of operations and $21,508,580 being included in stockholders’ equity.
As of June 30, 2021, we had marketable securities held in the Trust Account of $400,020,665 (including approximately $20,665 of income) consisting of mutual funds. Income on the balance in the Trust Account may be used to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.
For six months ended June 30, 2021, cash used in operating activities was ($1,047,889). Net income of $1,887,140 was primarily offset by Public Offering costs of $1,182,124 and a non-cash
charge to earnings related to the excess fair value of our warrants of $529,653 offset by a non-cash
gain in earnings of $3,820,577 related to the change in fair value of our warrants and interest income of $20,665 from our trust account. Payments for working capital items used $805,564.
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
Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of June 30, 2021, no Working Capital Loans have been issued.

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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements.
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
Warrant Liabilities
The Company’s Warrants meet the definition of a derivative and are recorded as derivative liabilities on the Balance Sheet and measured at fair value. At each reporting date, changes in the fair value are recognized in the statement of operations in the period of change.
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
capital.
Net Loss per Common Stock
Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per common stock. Net income per share of common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable shares of Class A Common Stock outstanding since original issuance. Net loss per share of common stock, basic and diluted, for non-redeemable
Class A and Class B Common Stock is calculated by dividing the net income (loss), adjusted for income attributable to shares of Class A common stock subject to possible redemption, by the weighted average number of non-redeemable
shares of Class A and Class B Common Stock outstanding for the period.
Non-redeemable
Class B Common Stock includes the Founder Shares, as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.
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
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective for all periods of financial reporting reflected in our financial statements as of June 30, 2021.
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
We paid a total of $8,000,000 underwriting discounts and commissions and $690,704 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $14,000,000 in underwriting discounts and commissions.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association1

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company1

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company1

10.2	Registration and Stockholder Rights Agreement between the Company, M3-Brigade Sponsor II LP and certain executive officers and directors of the Company1

10.3	Private Placement Warrants Purchase Agreement between the Company and M3-Brigade Sponsor II LP1

10.4	Letter Agreement among the Company, M3-Brigade Sponsor II LP and each of the officers and directors of the Company1

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M3-BRIGADE ACQUISITION II CORP.

Date: August 20, 2021		/s/ Mohsin Meghji
	Name:	Mohsin Meghji
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2021		/s/ Brian Griffith
	Name:	Brian Griffith
	Title:	Chief Financial Officer (Principal Financing and Accounting Officer)