Form 10-Q
period 2021-09-30
M3-Brigade Acquisition II Corp.
filed 2021-11-15
CIK 1839175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
November
1
5
, 2021, 40,000,000 shares of Class A common stock, par value $0.0001, and 10,000,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

M3-Brigade Acquisition II Corp.
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
M3-Brigade Acquisition II Corp.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$1,124,039	$—
Prepaid insurance	729,762	—

Total current assets	1,853,801	—
Investment Held in Trust Account	400,025,812	—
Deferred offering costs	—	25,000

Total Assets	$401,879,613	$25,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accrued offering costs and expenses	$174,090	$—
Due to affiliates	70,000
Taxes p ayable	2,250

Total current liabilities	246,340	—
Warrant liability	32,054,172	—
Deferred underwriters discount	14,000,000

Total liabilities	46,300,512	—

Commitments
Class A Common Stock subject to possible redemption, 40,000,000 and 0 shares at redemption value, respectively	400,000,000	—
Stockholders’ (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common shares. $0.0001 par value, 50,000,000 shares authorized; 10,000,000 and 11,500,000 issued and outstanding (1)	1,000	1,150
Additional paid in capital	—	23,850
Accumulated deficit	(44,421,899)	—

Total stockholders’ (deficit)	(44,420,899)	25,000

Total liabilities and stockholders’ (deficit)	$401,879,613	$25,000

(1)
This number includes an aggregate of up to 1,500,000 shares of our Class B common shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). Such shares were forfeited in the quarter ended June 30, 2021.

See accompanying notes to financial statements.

M3-Brigade Acquisition II Corp.
CONDENSED STATEMENTS OF OPERATIONS
For the nine and three months ended September 30, 2021
(Unaudited)

	Nine months ended September 30, 2021	Three months ended September 30, 2021
Formation and operating costs	$976,836	$734,511

Loss from operations	(976,836)	(734,511)
Other income/(expenses):
Change in fair value of derivative liability	279,446	(3,541,131)
Excess fair value of private placement warrants over consideration paid	(529,653)	—
Transaction costs	(1,182,124)	—
Investment income	25,812	5,147

Total other income/(expense)	(1,406,519)	(3,535,984)

Net loss	$(2,383,355)	$(4,270,495)

Loss per share
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	30,183,150	40,000,000

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.06)	$(0.09)

Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	10,615,385	10,000,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.06)	$(0.09)

(1)
This number includes an aggregate of up to 1,500,000 shares of our Class B common shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). Such shares were forfeited in the quarter ended June 30, 2021.

See accompanying notes to financial statements.

M3-Brigade Acquisition II Corp.
CONDENSED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)
For the three and nine months ended September 30, 2021

	Class A Common Shares Subject to Possible Redemption		Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount	shares	Amount
Balance—December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000

Sale of 40,000,000 Units on March 8, 2021	40,000,000	$400,000,000
Offering costs		(21,508,580)
Fair value Public warrants at inception						(20,553,964)	(20,553,964)
Net loss—three months ended March 31, 2021						(1,168,033)	(1,168,033)
Change in Class A common stock subject to possible redemption		21,508,580			(23,850)	(21,484,730)	(21,508,580)

Balance—March 31, 2021 (unaudited) (restated)	40,000,000	$400,000,000	11,500,000	$1,150	$—	$(43,206,727)	$(43,205,577)

Forfeiture of Class B shares			(1,500,000)	(150)		150	$—
Net income—three months ended June 30, 2021						3,055,173	3,055,173

Balance—June 30, 2021 (unaudited) (restated)	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(40,151,404)	$(40,150,404)

Net loss—three months ended September 30, 2021						(4,270,495)	(4,270,495)

Balance September 30, 2021 (unaudited)	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(44,421,899)	$(44,420,899)

See accompanying notes to financial statements.

M3-Brigade Acquisition II Corp.
CONDENSED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Adjustment to reconcile net loss to net cash used in operating activities:
Net loss	$(2,383,355)
Interest earned on cash held in trust account	(25,812)
Excess fair value of private placement warrants over consideration paid	529,653
Change in fair value of warrants	(279,446)
Transaction costs allocable to warrant liabilities	1,182,124
Changes in operating assets and liabilities:
Prepaid insurance	(729,762)
Accounts payable and accrued expenses	176,341

Net cash used in operating activities	$(1,530,257)

Cash Flows from Investing Activities:
Investment Held in Trust Account	(400,000,000)

Net cash used in investing activities	$(400,000,000)

Cash Flows f rom Financing Activities:
Proc e eds from related party advances	198,629
Repayment of related party advances	(128,629)
Proceeds from sale of Units, net of offering costs	399,309,296
Proceeds from sale of Founder Shares	25,000
Proc e eds from sales of Private Placement Warrants	11,250,000
Payment of underwriters discount	(8,000,000)

Net cash provided by financing activities	$402,654,296

Net Change in Cash	1,124,039
Cash, beginning of period	—

Cash, end of period	$1,124,039

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accrued offerings costs and expenses	$14,000,000
See accompanying notes to financial statements.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations
M3-Brigade Acquisition II Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 16, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On August 16, 2021, the Company entered into an Agreement and Plan of Merger with Syniverse Corporation.
The Company has selected December 31 as its fiscal year end.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants.
The Company’s sponsor is M3-Brigade Sponsor II LP, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on March 3, 2021 (the “Effective Date”). On March 8, 2021, the Company consummated the IPO of 40,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $400,000,000, which is discussed in Note 4 and Note
9
.
The underwriters had a 45-day option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. On April 17, 2021 the underwriters’ over-allotment option expired unexercised (see Note 7).
Simultaneously with the closing of the IPO, the Company consummated the sale of 7,500,000 Private Placement Warrants (the “Private Warrants”) to the Sponsor at a price of $1.50 per Private Warrant, generating total gross proceeds of $11,250,000.
Transaction costs of the IPO amounted to $22,690,704 consisting of $8,000,000 of underwriting discount, $14,000,000 of deferred underwriting discount, and $690,704 of other offering costs. Of the offering costs, $1,182,124 is included in transaction costs on the Statement of Operations and $21,508,580 is included in equity.
Following the closing of the IPO on March 8, 2021, $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2 (a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations and up to $100,000 of interest to pay dissolution expenses, the proceeds from the IPO and the sale of the Private Warrants will not be released from the trust account until the earlier of (i) the completion of the Company’s initial business combination and (ii) the redemption of 100% of the Company’s public shares if the Company is unable to complete the Company’s initial business combination within 24 months from the closing of the IPO (March 8, 2023). The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.
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

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In the event of such redemption, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the IPO.
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

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $1.1 million in its operating bank account, and working capital of approximately $1.6 million, excluding the deferred underwriting commission and warrant liability.
The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 6). Additionally, related parties paid $198,629 in offering costs and taxes. As of September 30, 2021, the Company owed
 $70,000
to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial business combination and the transactions contemplated by the Merger Agreement. Management believes that the cash in the operating bank account will be sufficient to fund operating expenses prior to the Business Combination.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company (see Note 6). As of September 30, 2021, there were no
amounts outstanding under any Working Capital Loans.
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
However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, in addition to the access to the Working Capital Loans, we may need to obtain other financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we may will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements
On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of March 3, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 13,333,333 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 7,500,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurr
e
ntly with the closing of the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, which are discussed in Note 4, Note 5 and Note 8). The Company previously accounted for the Warrants as components of equity.
In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity”, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should have been recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Consolidated Statement of Operations in the period of change. In the Company’s 8-K dated March 8, 2021 the Company reported the value of the warrants in equity.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it was appropriate to restate the Company’s financial statements as of March 8, 2021. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.
In further consideration of the guidance in Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”, the Company concluded that the Series A common stock subject to possible redemption should be recognized outside of permanent equity for all reporting periods because the Company does not have control of the outcome which could give rise the redemption. As the Series A common stock subject to possible redemption are classified outside of permanent equity, the Series A common stock subject to possible redemption should have been measured at the full redemption value at each reporting date, with changes in recorded value recognized as a charge against paid in capital and accumulated deficit earnings in the period of change (which only occurred at the date of the IPO).
After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it was appropriate to restate the Company’s financial statements as of March 8, 2021, March 31, 2021 and June 30, 2021. The restated classification and reported values of the Series A common stock subject to possible redemption as accounted for under ASC 480 are included in the financial statements herein. The earnings (loss) per share has also been restated, as presented below.
The following tables summarize the effect if the financial statements had been restated on each financial statement line item as of the date indicated:

	As Previously Reported	Adjustment	As restated

Balance Sheet at March 8, 2021 (audited)
Warrant Liability	$—	$32,333,617	$32,333,617
Total liabilities	15,604,218	32,333,617	47,937,835
Class A common stock subject to possible redemption	383,610,690	16,389,310	400,000,000
Class A common stock	164	(164)	—
Additional paid-in capital	5,014,642	(5,014,642)	—
Accumulated deficit	(15,948)	(43,708,121)	(43,724,069)
Total Stockholders’ Equity (Deficit)	5,000,008	(48,722,927)	(43,722,619)

Balance Sheet at March 31, 2021 ( unaudited )
Class A common stock subject to possible redemption	$351,794,421	$48,205,579	$400,000,000
Class A common stock	482	(482)	—
Additional paid-in capital	6,166,403	(6,166,403)	—
Accumulated deficit	(1,168,033)	(42,038,694)	(43,206,727)
Total Stockholders’ Equity (Deficit)	5,000,002	(48,205,579)	(42,205,577)

Loss per share – three months ended March 31, 2021
Basic and diluted loss per share – Class A common stock	$(0.00)		$(0.05)
Basic and diluted loss per share – Class B common stock	$(0.10)		$(0.05)

Balance Sheet at June 30, 2021 ( unaudited )
Class A common stock subject to possible redemption	$354,849,594	$45,150,406	$400,000,000
Class A common stock	451	(451)	—
Additional paid-in capital	3,111,411	(3,111,411)	—
Accumulated deficit	1,887,140	(42,038,544)	(40,151,404)
Total Stockholders’ Equity (Deficit)	5,000,002	(45,150,406)	(40,150,404)

Earnings per share – six months ended June 30, 2021
Basic and diluted earnings per share – Class A common stock	$0.00		$0.05
Basic and diluted earnings per share – Class B common stock	$0.14		$0.05

Earnings per share – three months ended June 30, 2021
Basic and diluted earnings per share – Class A common stock	$0.00		$0.06
Basic and diluted earnings per share – Class B common stock	$0.20		$0.06
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus for its IPO as filed with the SEC on March 5, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.1 million in cash as of September 30, 2021 and none at December 31, 2020. The Company had no cash equivalents (other than assets held in the Trust Account) at September 30, 2021 or December 31, 2020.
Investments Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
As discussed in Note 4, all of the 40,000,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A Common Stock has been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) Per Common Stock
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
The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriters had a 45-day option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. That option expired without being exercised on April 17, 2021.
Below is a reconciliation of the net income per common stock:

	Three months ended September 30, 2021	Nine months ended September 30, 2021

Numerator: total net loss	$(4,270,495)	$(2,383,355)
Redeemable Class A common stock
Net loss allocated to Class A common stock	(3,416,396)	(1,763,229)
Weighted Average Redeemable Class A common stock – basic and diluted	40,000,000	30,183,150
Basic and diluted net loss per share – Class A common stock	$(0.09)	$(0.06)
Class B common stock
Net loss allocated to Class B common stock	(854,099)	(620,126)
Weighted Average Class B common stock – basic and diluted	10,000,000	10,615,385
Basic and diluted net loss per share – Class B common stock	$(0.09)	$(0.06)
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and r
e
gistration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the Statement of Operations based on the residual method of the Public and Private Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of March 31, 2021, offering costs totaling $22,690,704 (consisting of $8,000,000 of underwriting discount, $14,000,000 of deferred underwriting discount, and $690,704 of other offering costs) were recognized with $1,182,124 allocated to the Public Warrants and Private Warrants, included in the Statement of Operations as a component of Loss from Operations and $21,508,580 included in stockholders’ equity.
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

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then to the Class A common stock.
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

Income Taxes
The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1,2021. The adoption of ASU 2020- 06 did not have an impact on the Company’s financial statements.
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
W
arrants
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

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Related Party Transactions
Founder Shares
On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further st
o
ck split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 8). The Founder Shares are identical to the Class A common stock included in the Units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. Each Founder Share is automatically convertible to a share of Class A common stock on a one-for-one basis at the time of the Company’s initial business combination. The Sponsor had agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. Because the underwriter did not exercise its option, the forfeiture was enacted in the quarter ended September 30, 2021.
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
As of September 30, 2021, the Company owed
$70,000
to related parties on accounts of unreimbursed expenses incurred in connection with the sourcing of its initial business combination and the transactions contemplated by the Merger Agreement.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant agreement per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.
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

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8 — Class A common stock subject to possible redemption
Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. A summary of the activity in the account is summarized as follows:

Proceeds at issuance date (March 8, 2021) ,	$400,000,000
Less: proceeds allocated to public warrants	(20,533,964)

Less: Class A common stock issuance cost	(21,508,580)
Plus: Accretion of carrying value to redemption value	42,042,544
Balance at March 31, 2021, June 30, 2021 and September 30, 2021	$400,000,000
Note 9 — Stockholders’ Equity (Deficit)
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.
Class A common stock
— The Company is authorized to issue a total of 450,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020 40,000,000 and 0 shares of Class A common stock subject to possible redemption issued and outstanding, respectively.
Class B common stock
— The Company is authorized to issue a total of 50,000,000 shares of Class B common stock at par value of $0.0001 each. On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 6). This number includes 1,500,000 shares of Class B common stock which were forfeited because the over-allotment option was not exercised by the underwriters (See Note 6). At September 30, 2021 and December 31, 2020 there were 10,000,000 and 11,500,000 shares issued and outstanding, respectively.
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

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Recurring Fair Value Measurements
Investment Held in Trust Account
As of September 30, 2021, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities in the amount of $400,025,812 . Since all of the Company’s perm
i
tted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
W
arrant Liability
At September 30, 2021, the Company’s warrants liability was valued at $32,054,172. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Recurring Fair Value Measurements
The Company’s investments consist of mutual funds that invest primarily in U.S. government securities. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy. The Public Warrants were transferred to Level 1 for the period ending September 30, 2021.
The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account -

U.S. Treasury Securities
Market Fund	$400,025,812	$400,025,812
Liabilities:
Private Placement Warrants	14,187,504			14,187,504
Public Warrants	17,866,666	17,866,666
Measurement
The Company established the initial fair value for the Warrants as of March 8, 2021, which was the date of the consummation of the Company’s IPO, and the fair value for the Warrants is remeasured at the end of each reporting period. For the initial periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market, but the Public Warrants did commence separate trading as of April 26, 2021. As such, the Company used a Monte Carlo simulation model to value the Warrants for the initial periods and valued the Public Warrants based upon market values for the September 30,2021 remeasurement. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were initially classified within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. The aggregate fair value of the Public Warrants, which amounted to
$20,553,963
at March 8, 2021 and $20,256,080 at March 31, 2021 and April 26, 2021, was transferred to Level 1 following the detachment of the warrants for separate trading and at which time quoted prices existed in active markets
. The
 key inputs into the Monte Carlo simulation model for the Warrants were as follows at March 31, 2021 and April 26, 2021 at initial measurement and at September 30, 2021 for the private warrants:

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	March 8, 2021 (Initial Measurement)	March 31, 2021 and April 26, 2021	September 30, 2021
Risk-fee interest rate	1.00%	1.07%	1.03%
Expected term (years)	5.70	5.60	5.28
Expected volatility	24.2%	24.4%	25.6%
Exercise price	$11.50	11.50	$11.50
Probability of completing a business combination	90%	90%	98%
Dividend yield	0%	0%	0
The change in the fair value of the warrant liabilities for the period ended September 30, 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total Warrants
Fair value at issuance March 8, 2021	$20,553,964	$11,779,653	$32,333,617
Change in fair value	(2,687,298)	2,407,851	(279,447)

Fair Value at September 30, 2021	$17,866,666	$14,187,504	$32,054,170

Note 11 — Subsequent Events
On October 15, 2021, Adam Snitkoff, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York, naming the Company, Syniverse and the directors of the Company as defendants. The complaint alleges claims for fraudulent and negligent misrepresentation and concealment in connection with allegedly false and misleading statements and omissions in the Company’s proxy statement concerning the proposed Business Combination. The complaint seeks, among other things, injunctive relief and compensatory damages. The defendants believe the claims asserted in the lawsuit are without merit.
The Company cannot predict the outcome of or estimate the possible loss or range of loss from this matter. Additional complaints or demands may be filed in connection with the Business Combination, which could prevent or delay completion of the Business Combination and result in substantial costs to the Company. If additional similar complaints or demands are filed or made, absent new or different allegations that are material, the Company will not necessarily announce them.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Results of Operations
For the three months ended September 30, 2021, we incurred a loss from operations of $4,270,495, including professional fees of $300,211 insurance expenses of $154,300 and merger related expenses totaled $280,000. In addition to the loss from operations, we recorded a loss on the fair value of the warrants of $3,541,131 and interest income of $5,147.
For the nine months ended September 30, 2021, we incurred a loss from operations of $2,383,355 including professional fees of $405,619, insurance expenses of $291,216 and merger related expenses totaled $280,000. In addition to the income from operations, we incurred other net expenses of $1,406,519 consisting of Public Offering costs of $1,182,124, excess fair value of the warrants sold in the private placement of $529,653, offset by a gain on the fair value of the warrants of $279,446 and interest income of $25,812.
Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income on the proceeds held in the Trust Account. As of September 30, 2021 and at December 31, 2020, $400,025,812 and $0 was held in the Trust Account, respectively. We had cash outside of trust of $1,124,039 and $0 in September 30, 2021 and December 31, 2020, respectively and $176,340 and $70,000 in accounts payable and accrued expenses and due to affiliates as of September 30, 2021, respectively.
Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earliest of (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through September 30, 2021, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources
As of September 30, 2021, we had cash outside our Trust Account of $1,124,039, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
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
As of September 30, 2021, we had marketable securities held in the Trust Account of $400,025,812 (including $25,812 of income) consisting of mutual funds. Income on the balance in the Trust Account may be used to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our income taxes.
For nine months ended September 30, 2021, cash used in operating activities was ($1,460,257). Net loss of ($2,383,355) was primarily comprised of Public Offering costs of $1,182,124 and a non-cash charge to earnings related to the excess fair value of our warrants of $529,653, offset by a non-cash gain in earnings of $279,446 related to the change in fair value of our warrants and interest income $25,812 from our trust account. Further, the change in prepaid insurance and accounts payable and accrued expenses used net cash of $483,421.
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
Management believes that the cash in the operating bank account will be sufficient to fund operating expenses prior to the Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company.
Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of September 30, 2021, no Working Capital Loans have been issued.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, in addition to the access to the Working Capital Loans, we may need to obtain other financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Off-Balance Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Redeemable Shares of Class A Common Stock
All of the 40,000,000 shares of Class A common stock included in the Units sold as part of the Public Offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company restated the components of the potentially redeemable stock that had been recorded as a component of stockholder’s equity into the Class A common stock subject to potential redemption such that the entire proceeds of the Public Offering plus earnings on the trust is classified outside of permanent equity.
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
The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1,2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective for all periods of financial reporting reflected in our financial statements as of September 30, 2021.
Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments we issued in March 2021 which, due to its impact on our financial statements and subsequent effects on our presentation of earnings and loss per share, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”), and reconsideration of our accounting for the Series A common stock subject to possible redemption. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association1

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company1

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company1

10.2	Registration and Stockholder Rights Agreement between the Company, M3-Brigade Sponsor II LP and certain executive officers and directors of the Company1

10.3	Private Placement Warrants Purchase Agreement between the Company and M3-Brigade Sponsor II LP1

10.4	Letter Agreement among the Company, M3-Brigade Sponsor II LP and each of the officers and directors of the Company1

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M3-BRIGADE ACQUISITION II CORP.

Date: November 15, 2021		/s/ Mohsin Meghji
	Name:	Mohsin Meghji
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021		/s/ Brian Griffith
	Name:	Brian Griffith
	Title:	Chief Financial Officer
(Principal Financing and Accounting Officer)