Form 10-K
period 2021-12-31
M3-Brigade Acquisition II Corp.
filed 2022-04-15
CIK 1839175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 001-40162

M3-Brigade Acquisition II Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	86-1359752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Broadway, 19th Floor
New York, NY 10019
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 202-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable public warrant	MBAC.U	New York Stock Exchange

Class A Common Stock, par value $0.0001 per share	MBAC	New York Stock Exchange

Public warrants, each whole public warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	MBAC.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐  NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES   ☐  NO   ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒  NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES  ☒   NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐  NO   ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

The Registrant’s Units began trading on the New York Stock Exchange on March 4, 2021 and the Registrant’s shares of Class A common stock and public warrants began separate trading on the New York Stock Exchange on April 26, 2021. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021, was $396,400,000.

As of April 14, 2022, there were 40,000,000 shares of Class A common stock, $0.0001 par value, and 10,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (the “annual report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to M3-Brigade Acquisition II Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to M3-Brigade Sponsor II LP, a Delaware limited partnership. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1. Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

We were formed as an independent company by executives of M3 Partners and Brigade. M3 Partners is a leading financial advisory firm which provides advisory services to companies at inflection points in their growth trajectories. Brigade is a leading global investment advisor that was founded in 2006 to specialize in credit-focused investment strategies and has approximately $30 billion in assets under management. M3 Partners and Brigade have agreed to provide support to us in our pursuit of a successful initial business combination. The team at M3 Partners has successfully completed hundreds of engagements in which it has assisted stockholders, creditors and companies in maximizing the value of businesses and assets held by them. Brigade brings a track record of over 14 years of deep fundamental credit research driven by a disciplined investment process which has been proven over numerous market cycles.

We are led by the team that organized M III Acquisition Corp. (the “Initial SPAC”), M3-Brigade Acquisition III Corp. (the “Third SPAC”) and Brigade-M3 European Acquisition Corporation (the “Euro SPAC”). Members of our team managed the Initial SPAC through an initial business combination in March 2018 to create Infrastructure and Energy Alternatives, Inc. (“IEA”) (NASDAQ:IEA) and one of our Executive Vice Presidents continues to serve on its board of directors. IEA is a leading engineering, procurement and construction company which specializes in renewable energy infrastructure. The Third SPAC completed its initial public offering on October 26, 2021 and currently is seeking an appropriate partner for its initial business combination. The Euro SPAC completed its initial public offering on December 10, 2021 and also is currently seeking an appropriate partner for its initial business combination.

Our executive offices are located at 1700 Broadway, 19th Floor, New York, NY 10019 and our telephone number is (212) 202-2200. Our corporate website address is www.m3-brigade.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

On December 31, 2020, our sponsor purchased an aggregate of 7,187,500 shares of Class B common stock (the “Class B common stock” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On February 11, 2021, we effected a share stock split, resulting in our sponsor holding 8,625,000 shares of Class B common stock. On February 19, 2021, we effected another share stock split, resulting in our sponsor holding 11,500,000 shares of Class B common stock. On March 3, 2021, our sponsor transferred 25,000 shares of Class B common stock to one of our directors, which shares were not subject to forfeiture when the underwriter’s over-allotment option is not exercised. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of shares of Class B common stock issued was based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of our determined Class A common stock and our Class B common stock (collectively, our “common stock”) upon completion of the initial public offering (the “Initial Public Offering” or the “IPO”).

On March 8, 2021, we completed our IPO of 40,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $400,000,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share, and one-third of one public warrant. Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Simultaneously with the completion of the IPO, our sponsor purchased an aggregate of 7,500,000 warrants (the “private placement warrants”) at a price of $1.50 per warrant, or $11,250,000.00 in the aggregate. An aggregate of $400,000,000 from the proceeds of the IPO and the private placement warrants was placed in a trust account (the “trust account”) such that the trust account held $400,000,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

On April 19, 2021, our sponsor forfeited at no cost 1,500,000 shares of Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 10,000,000 shares of Class B common stock.

On April 23, 2021, we announced that, commencing April 26, 2021, holders of the 40,000,000 units sold in the IPO may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “MBAC.U” and the shares of Class A common stock and warrants that were separated trade under the symbols “MBAC” and “MBAC WS,” respectively.

Initial Business Combination

The NYSE rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or a qualified independent accounting firm with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team will directly or indirectly own common stock and warrants following the Initial Public Offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including to the Third SPAC and the Euro SPAC, pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of approximately $386,000,000 as of March 8, 2022, assuming no redemptions and after payment of up to $14,000,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account as of the closing of the IPO was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination (the “letter agreement”).

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than the minimum amount required such that our Class A common stock will not become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than the minimum amount required such that our Class A common stock will not become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until March 8, 2023, the date that is 24 months from the closing of the IPO (by such other time period in which we must consummate an initial business combination pursuant to an amendment to our amended and restated certificate of incorporation) to complete our initial business combination (the period from the closing of the IPO until March 8, 2023, or such later date as described herein, the “completion window”). If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares after the IPO, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than the minimum amount required such that our Class A common stock will not become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021 , we had access to approximately $987,000 from the proceeds held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 8, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of permitted withdrawals and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Risk Factors — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to the rights of holders of our Class A Common Stock or pre-initial business combination business activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for, against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of the minimum amount required such that our Class A common stock will not become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that, unless otherwise required by applicable law or stock exchange rules, we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Certain Potential Conflicts of Interest Relating to M3-Brigade Acquisition III Corp., Brigade-M3 European Acquisition Corp. and the Company and Our Officers and Directors

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, our officers and directors have formed and are actively engaged in each of M3-Brigade Acquisition III Corp., a special purpose acquisition corporation that completed its initial public offering in October 2021 and Brigade-M3 European Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in December 2021. Each of M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries. M3-Brigade Acquisition III Corp. has until March 2023 to complete its initial business combination and Brigade-M3 European Acquisition Corp. has until October 26, 2022 (or until October 26, 2023, pursuant to an option to extend the period of time it will have to complete an initial business combination up to four times, each by an additional 3 months for a total of up to 24 months), in each such case absent an extension in accordance with its respective charter. Any such companies, including M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target..

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict. There can be no assurance that these or other conflicts of interest with the potential for adverse effects on the Company and investors will not arise.

Limitations on Our Access to Investment Opportunities

M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp may compete with us for acquisition opportunities that we may target for our initial business combination. If our management team, which includes management involved in M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp., may decide to pursue any such opportunity or determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within the group of such involved persons who may make decisions for us may be suitable for both us and for M3-Brigade Acquisition III Corp. or Brigade-M3 European Acquisition Corp. may be directed to M3-Brigade Acquisition III Corp. or Brigade-M3 European Acquisition Corp. or M3-Brigade Acquisition IV Corp. or other third parties rather than to us. Such involved management team members do not have any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware.

Our management team, in their other endeavors (including any affiliation they may have with M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp. ), may choose or be required to present potential business combinations or other transactions to M3-Brigade Acquisition III Corp. or Brigade-M3 European Acquisition Corp. or third parties, before they present such opportunities to us. Please see “Risk Factors — Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.”

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case, net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether or not any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Facilities

We currently maintain our executive offices at 1700 Broadway, New York, NY 10019. The cost for our use of this space is paid by our sponsor, which also provides us with utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have five executive officers, consisting of Mohsin Y. Meghji, Matthew Perkal, William Gallagher, Charles Garner and Brian Griffith. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to United States generally accepted accounting principles (“GAAP”) or international financial reporting standards as promulgated by the international accounting standards board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following March 8, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such. We were party to a legal proceeding captioned Adam Snitkoff v. Mohsin Meghji, et al. which was filed in the Supreme Court of the State of New York located in Nassau County in October 2021 in connection with certain claims relating to our proposed business combination with Syniverse. That proceeding was terminated pursuant to Notice of Voluntary Discontinuance with Prejudice on February 4, 2022. We and the members of our management team have not been subject to any other such proceeding in the 12 months preceding the date hereof.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus associated with our IPO and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to:

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent novel coronavirus (“COVID-19”) outbreak.

●	Our search for a business combination, our ability to finance such business combination, and any target business with which we ultimately consummate a business combination, may be material adversely affected by the recent outbreak of hostilities between The Russian Federation and Ukraine and the sanctions and other steps taken by governmental authorities around the world in reaction to those hostilities.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of the NYSE or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our Class A common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after the Initial Public Offering, in favor of our initial business combination. Our initial stockholders own 20.0% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval (unless stockholder approval is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons), public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our Class A common stock to become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets upon consummation of our initial business combination to be less than the minimum amount required such that our Class A common stock will not become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our working capital requirements as well as to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent COVID-19 outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine.

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase public shares or public warrants in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their public shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a public stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a public stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or public warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the completion window for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the completion window before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our Class A common stock, this may potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination.

We believe it is likely that the funds currently available to us outside of the trust account will not be sufficient to allow us to operate for at least the completion window. In such event, we would be required either to obtain incremental funding for our continued operations or we would not be able to complete our initial business combination. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or an affiliate of our sponsor or our management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, only approximately $987,000 are currently available to us outside the trust account to fund our working capital requirements and we have significant accounts payable. If we are required to seek additional capital, we would need to borrow funds from our sponsor or an affiliate of our sponsor, our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such eventuality. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our directors may decide not to enforce the indemnification obligations of our sponsor resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share or (ii) other than due to the failure to obtain such waiver, such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments, and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We intend to seek a business combination with an operating company which has been temporarily impacted by the COVID-19 pandemic and which has a strong sustainability component or opportunity, but are not required to do so and have not limited such operating company to a particular industry, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a potential business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries which may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying business combination candidates which have been temporarily impacted by the COVID-19 pandemic and have a strong sustainability component or opportunity, we are not limited to doing so and may consider a business combination which lacks such characteristics if we determine that such candidate offers an attractive investment opportunity for our company or we are unable to identify a suitable candidate which possesses such characteristics after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. Additionally, our management’s expertise may not be directly applicable to the evaluation or operation of the business combination candidate selected by us, and the information contained herein regarding the target characteristics for our business combination would not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, including a company which has recently exited the bankruptcy or restructuring process, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, any one of which would dilute the interest of our stockholders and likely present other risks. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 551,000,000 shares of all classes of capital stock, consisting of two classes as follows: (i) 550,000,000 shares, each with a par value of $0.0001 per share, of common stock, with such class comprising two series of (a) 500,000,000 shares designated the Class A common stock and (b) 50,000,000 shares designated the Class B common stock; and (ii) 1,000,000 shares, each with a par value of $0.0001 per share, of preferred stock. After giving effect to the Initial Public Offering, there are 460,000,000 and 40,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of Class B common stock. Our Class B common stock is convertible into Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. After the Initial Public Offering, there are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or public warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the private placement of units provided us with $386,000,000 (after giving effect to the payment of $14,000,000 of deferred underwriting costs) that we may use to complete our business combination.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our Class A common stock to become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, and any such condition is not waived, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which are lower thresholds than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In addition, we may extend the time in which we must complete a business combination with the approval of holders of a majority of our voting stock that is voted at a meeting to consider such extension. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Prior to acquiring any securities from our initial stockholders, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we have not yet selected any prospective target business, and thus cannot ascertain the capital requirements for our initial business combination, we anticipate that we will find the greatest number of opportunities for our initial business combination among companies with aggregate enterprise value of approximately $1 billion to $1.5 billion. If we are unable to use our capital stock in sufficient quantity in addition to the proceeds from the Initial Public Offering and the sale of the private placement warrants, the acquisition of a target business with enterprise value within this range will require that we seek additional financing in excess of the net proceeds of the Initial Public Offering the sale of the private placement warrants. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our working capital requirements as well as franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Risks Relating to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have been approved to list our units, Class A common stock and public warrants on the NYSE. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $100,000,000, and the market value of our publicly-held shares would be required to be at least $80,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and public warrants will be listed on the NYSE, our units, Class A common stock and public warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

As we intend to use the net proceeds of the Initial Public Offering and the sale of the private placement warrants to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. In accordance with SEC penny stock rules, we will calculate net tangible assets as total assets less intangible assets and liabilities. Our net intangible assets are not less than the minimum amount required such that our Class A common stock is not a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act, as our total assets primarily consist of the $400,000,000 of proceeds in the trust account and our total liabilities will consist of deferred underwriting commissions and accrued offering costs and other payables. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month (or such later time, as described herein by the Completion Window) from the closing of the Initial Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by the NYSE), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Holders of shares of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination and the consent of sponsor’s required for us to enter into a definitive agreement regarding our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason and the consent of sponsor’s required for us to enter into a definitive agreement regarding our initial business combination. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the founder shares and holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of our private placement warrants, or their respective permitted transferees, are registered.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

Unlike most other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock on the first business day following the consummation of our initial business combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares of common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of (a) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of common stock or equity-linked securities exercisable for or convertible into shares of common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor upon conversion of working capital loans, minus (b) the number of public shares redeemed by public stockholders in connection with our initial business combination. This is different than most other similarly structured blank check companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Our sponsor paid an aggregate of $25,000, or approximately $0.003 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock. In addition, you may face additional dilution as a result of the conversion of up to $1,500,000 in loans from our sponsor or an affiliate of our sponsor or our management into warrants.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A common stock and none to the public warrants) and the pro forma net tangible book value per share of our Class A common stock after the Initial Public Offering constitutes the dilution to you and the other investors who were involved in the Initial Public Offering. Our sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing of the Initial Public Offering, and assuming no value is ascribed to the public warrants, you and the other public stockholders incurred an immediate and substantial dilution of approximately 95.7% (or $9.57 per share), the difference between the pro forma net tangible book value per share of $0.43 and the initial offering price of $10.00 per unit. In addition, you may face additional dilution as a result of the conversion into warrants of up to $1,500,000 in loans from our sponsor or an affiliate of our sponsor or certain of our officers and directors in order to finance transaction costs in connection with an intended initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount deposited in our trust account is $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to the Initial Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $386,000,000, which is the amount in cash we would have for our initial business combination in the trust account after giving effect to the payment of $14,000,000 of deferred underwriting commissions, assuming that no interest is earned on the funds held in the trust account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s equityholders or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, or the impact of our public and private warrants. At such valuation, each share of our common stock would have an implied value of $7.72 per share upon consummation of our initial business combination, which would be a 22.8% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the Initial Public Offering, assuming no value is ascribed to the public warrants).

Public shares	40,000,000
Founder shares	10,000,000
Total shares	50,000,000
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$386,000,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$7.72

We may amend the terms of the public warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants.

Our public warrants have been issued in registered form under a public warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The public warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the public warrant agreement to the description of the terms of the public warrants and the public warrant agreement set forth in this annual report, or to correct any defective provision contained therein, or to provide for the delivery of an “alternative issuance” (as defined in the public warrant agreement), but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any other modification or amendment to the terms of the public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a public warrant.

Our warrant agreements designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreements provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreements, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreements do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreements. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreements, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Warrant holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provision. Alternatively, if a court were to find these provisions of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant, if among other things, the last reported sale price of the Class A common stock has been at least $18.00 per share for any ten (10) trading days within the twenty (20)-trading-day period ending on the third trading day prior to the date on which the notice of redemption is given to the to the public warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the issued and outstanding public warrants could force you (i) to exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A common stock upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this annual report have been satisfied, our management will have the option to require any holder that wishes to exercise its public warrants (including any public warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their public warrants on a cashless basis, the number of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised their public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued public warrants to purchase 13,333,333 shares of our Class A common stock as part of the units offered by the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement transaction an aggregate of 7,500,000 warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. Warrants may be exercised only for a whole number of shares of Class A common stock. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements and take time away from oversight of our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may consummate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a potential business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented to our company or to another entity.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented to our company or to another entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Members of our management team directly or indirectly own common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, our officers and directors have formed and are actively engaged in M3-Brigade Acquisition III Corp., a special purpose acquisition corporation that completed its initial public offering in October 2021 and Brigade-M3 European Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in December 2021. Each of M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries. Absent an extension in accordance with its charter, M3-Brigade Acquisition III Corp. has until October 2022 (or until October 2023, pursuant to an option to extend the period of time it will have to complete an initial business combination up to four times, each by an additional 3 months for a total of up to 24 months) and Brigade-M3 European Acquisition Corp. has until June 2023 to do so. Any such companies, including M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this annual report, our sponsor, executive officers and directors beneficially own an aggregate of 10,000,000 founder shares, for which they paid an aggregate purchase price of $25,000. In addition, our sponsor purchased 7,500,000 private placement warrants, each exercisable to purchase one Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.50 per private placement warrant in a share of private placement transaction that closed simultaneously with the Initial Public Offering. All of these securities will be worthless if we do not complete an initial business combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, executive officers and directors will not be eligible to be reimbursed from the trust account for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Our management team and our sponsor may make a profit on any initial business combination, even if any public stockholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team and our sponsor may not fully align with the economic interests of public stockholders.

Like most SPACs, our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor with the economic interests of our public stockholders. Our sponsor has invested in us an aggregate of $11,275,000, comprised of the $25,000 purchase price for the founder shares and the $11,250,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 10,000,000 founder shares would have an aggregate implied value of $100,000,000. Even if the trading price of our Class A common stock was as low as $1.51  per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to invest in the Initial Public Offering and/or redeem your shares prior to or in connection with an initial business combination.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Although we are not currently aware of any pending litigation, as a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their previous personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability as a result of their previous individual conduct or otherwise. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located in North America but with operations or opportunities outside of North America, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located in North America but with operations or opportunities outside of North America, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

General Risk Factors

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result in a material adverse effect on our ability to consummate an initial business combination.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, management identified a material weakness in our internal control over financial reporting related to the accounting for an approximately $1.4 million liability on account of the unexercised overallotment option granted to the underwriter in connection with our IPO and for a $5.4 million of fees that would have been payable to a professional services provider upon consummation of the now-terminated merger agreement with Syniverse Corporation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial business combination. If our financial statements are not filed on a timely basis, we may also be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination. We have expanded and improved our review process for complex securities and related accounting standards and continue to evaluate other steps to remediate the material weakness.

In addition, as a result of such material weaknesses, we could potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

We are an independent company and neither M3 Partners nor Brigade owe any duties to investors, or any liability, for matters relating to us.

We were recently formed as an independent company. Although certain executives of M3 Partners and Brigade serve as our officers and directors and each of M3 Partners and Brigade have agreed to provide certain support to us without compensation, we are not controlled by or under common control with either M3 Partners or Brigade. None of M3 Partners, Brigade or any of their respective affiliates is an affiliate of ours and each disclaims responsibility for our activities. In the event that one or more stockholders might have claims against us, it is not anticipated that M3 Partners or Brigade would have any obligations or liability in respect of such claims.

We are an emerging growth company within the meaning of the Securities Act and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Our amended and restated certificate of incorporation designate specific courts as the exclusive forum for certain litigation that may be initiated by the Company’s stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated certificate of incorporation further provides that unless we consent in writing to the selection of an alternative forum, the federal courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the Southern District of New York may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than to our stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 1700 Broadway, 19th Floor, New York, NY 10019. The cost for our use of this space is paid by our sponsor, which also provides us with utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the NYSE under the symbols “MBAC.U”, “MBAC” and “MBAC WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at February 15, 2022, there was one holder of record of our units, one holder of record of our separately traded Class A common stock and one holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In December 2020, our sponsor purchased an aggregate of 7,187,500 shares of Class B common stock (the “Class B common stock” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On February 11, 2021, we effected a share stock split, resulting in our sponsor holding 8,625,000 shares of Class B common stock. On February 19, 2021, we effected another share stock split, resulting in our sponsor holding 11,500,000 shares of Class B common stock. On March 3, 2021, our sponsor transferred 25,000 shares of Class B common stock to one of our directors, which shares were not subject to forfeiture when the underwriter’s over-allotment option is not exercised. On April 19, 2021, our sponsor forfeited at no cost 1,500,000 shares of Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 10,000,000 shares of Class B common stock. The shares of the Class B common stock were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On March 8, 2021, the Company consummated the Initial Public Offering of 40,000,000 units. Each unit consists of one share of the Class A Common Stock and one-third of one redeemable public warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one share of the Class A Common Stock at a price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds of $400,000,000 to the Company. Cantor acted as the sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on March 3, 2021.

Concurrently with the consummation of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 7,500,000 private placement warrants to the sponsor at a price of $1.50 per private placement warrant, generating gross proceeds of $11,250,000 to the Company. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial business combination (except, among other limited exceptions, to the Company’s officers and directors and other persons or entities affiliated with the sponsor) and they will not be redeemable by the Company so long as they are held by the sponsor or its permitted transferees. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO. If the private placement warrants are held by holders other than the sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. No underwriting discounts or commissions were paid with respect to the private placement of the private placement warrants to the sponsor. The issuance and sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering and the sale of the private placement warrants, $400,000,000 was placed in the Trust Account, comprised of $400,000,000 of the proceeds from the Initial Public Offering (which amount includes $14,000,000 of the underwriting deferred discounts and commissions) and $11,250,000 of the proceeds from the sale of the private placement warrants. The Company paid a total of $8,000,000 in underwriting discounts and commissions and $691,000 for other costs and expenses related to the Initial Public Offering.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 16, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 16, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $1,992,106 which consists of operating costs of $953,247, costs of the terminated business combination of $6,372,702 and other income of $5,333,844.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income on the proceeds held in the Trust Account. As of December 31, 2021 and at December 31, 2020, $400,034,264 and $0 was held in the Trust Account, respectively. We had cash outside of trust of approximately $987,000 and $0 at December 31, 2021 and December 31, 2020, respectively and we had $6,325,000 of accounts payable and accrued expenses as of December 31, 2021. Approximately $5,917,000 of such liabilities at December 31, 2021 relate to the terminated business combination, of which $5,400,000 was waived by the vendor in February 2022.

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earliest of (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through December 31, 2021, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

Liquidity and Capital Resources

On March 8, 2021, we consummated the Initial Public Offering of 40,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $400,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,500,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $11,250,000. On April 19, 2022, the overallotment option provided to our underwriter expired without being exercised.

Following the Initial Public Offering, a total of $400,000,000 was placed in the Trust Account and we had $1,530,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $22,706,154 in transaction costs, including $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $706,154 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was ($1,621,591). Net loss of $1,992,106 was primarily comprised of terminated business combination costs of $6,372,702 (of which $5,917,029 was unpaid at December 31, 2021) and formation and operating costs of $953,247, offset by non-operating income of $5,333,844 (primarily from Public Offering costs of $1,265,712 and a non-cash charge to earnings related to the excess fair value of our warrants of $529,653, offset by non-cash gains of $5,687,995 and $1,406,950 related to the change in fair value of our warrants and overallotment option, respectively, and interest income $34,264 from our trust account). Further, the change in prepaid insurance and accounts payable and accrued expenses used net cash of $212,670. In February of 2022, a vendor waived payment of $5,400,000 of the accrued transaction costs.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of approximately $400,034,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of approximately $987,000 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest.

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of December 31, 2021, no Working Capital Loans have been issued.

As a result of the expenses incurred in connection with the proposed transaction with Syniverse Corporation prior to its termination and other operating expenses, we anticipate that we may need to raise additional funds in order to meet the expenditures required for operating our business. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. These matters raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.45 per Unit issued at our initial public offering, or $14,000,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Common Share

Our Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Warrant Liabilities

The Company’s Warrants meet the definition of a derivative and are recorded as derivative liabilities on the Balance Sheet and measured at fair value. At each reporting date, changes in the fair value are recognized in the statement of operations in the period of change.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries, except that funds held by us outside of the Trust Account are invested in non-interest bearing bank deposits. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective for all periods of financial reporting reflected in our financial statements as of December 31, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants and the overallotment option that we issued in March 2021, the timely recognition of certain liabilities and the proper classification of the potentially redeemable common which, due to their impacts on our financial statements, we determined to be a material weakness. We also did not identify that certain contingent and contractual liabilities pursuant to contracts with professional services advisors that assisted us with our proposed merger transaction should have been accrued or disclosed in the notes to our annual and certain interim financial statements.

This mistake in classification of the Warrants was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021. Also, as of the third quarter of 2021, we restated our financial statements for the classification of the potentially redeemable common stock and the recognition of the overallotment option liability.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Mohsin Y. Meghji	57	Chairman of the Board of Directors and Chief Executive Officer
Matthew Perkal	36	Executive Vice President – Mergers & Acquisitions
William Gallagher	63	Executive Vice President
Charles Garner	59	Executive Vice President and Secretary
Brian Griffith	47	Chief Financial Officer
Frank M. Garrison, Jr.	67	Director
Dale R. Gerard	51	Director
John Paul Roehm	46	Director
Steven Vincent	65	Director
Aaron Yeary	46	Director

Mohsin Y. Meghji serves as our Chairman and Chief Executive Officer and also serves as Executive Chairman of the Third SPAC and as a member of the management team for the Euro SPAC. Mr. Meghji was the principal sponsor of the Initial SPAC. Mr. Meghji also serves as the Managing Partner of M3 Partners and is a nationally recognized U.S. turnaround professional with a track record of building value across a wide range of sectors, including power, energy and industrials. M3 Partners is a merchant banking, investment and restructuring advisory firm founded by Mr. Meghji which provides operational, strategic and financial advisory solutions to support complex businesses at inflection points in their growth trajectory. Mr. Meghji has more than 30 years of advisory and management experience in building value in companies that are facing financial, operational or strategic inflection points and transitions. He has accomplished this through both operating management and financial advisory roles, often in partnership with some of the world’s leading financial institutions, private equity firms and hedge fund investors.

Mr. Meghji has led the repositioning of, and driven value creation at, numerous businesses over the past two decades in an operating management or financial advisory capacity. Mr. Meghji’s most recent corporate management role was at Springleaf Holdings, LLC (NYSE:LEAF) (“Springleaf”), a subprime consumer finance company (now known as OneMain Holdings, Inc.; NYSE:OMF), where he served as Executive Vice President and Head of Strategy and as Chief Executive Officer of its captive insurance companies, Merit Life Insurance Co. and Yosemite Insurance Company. These insurance companies provided life, property and casualty insurance coverage to Springleaf’s customers. Springleaf was created in late-2010 when American International Group, Inc. sold 80% of its subsidiary, American General Finance Inc., to affiliates of Fortress Investment Group LLC. At the time of the sale, American General Finance Inc. provided consumer loans, retail financing and mortgages to more than one million families through more than 1,100 branches located across the United States, Puerto Rico, the Virgin Islands and the United Kingdom. After multiple years of operating losses, Springleaf turned profitable in 2013 as a result of the strategic, management and operational improvements implemented by its new ownership and management team, evidencing a significant turnaround in its performance. Springleaf went public in October 2013 at a $1.95 billion valuation. As part of its senior management team and Head of Strategy for the company, Mr. Meghji played a key role in this successful transition.

In his capacity as a restructuring and financial advisory professional, Mr. Meghji has periodically served as Chief Restructuring Officer (or in an analogous position) of companies which elected to utilize bankruptcy proceedings as a part of their financial restructuring process and, as such, he served as an executive officer of various companies which filed bankruptcy petitions under federal law.

Mr. Meghji also served as Chairman and Chief Executive Officer of the Initial SPAC, where he led the business combination with IEA, which specializes in renewable energy infrastructure, with a particular focus on construction of utility-scale wind farms and solar farms in the US, as well as growing market share in heavy civil contracting. Mr. Meghji, together with our Executive Vice President, Charles Garner, led the sourcing, negotiation and merger of that company with the Initial SPAC. Mr. Meghji then served as Chairman of the Board from the consummation of such merger in March 2018 through January 2020.

Mr. Meghji is a graduate of the Schulich School of Business, York University, Canada and has taken executive courses at the INSEAD School of Business in France. He has previously qualified as a U.K. and Canadian Chartered Accountant as well as a U.S. Certified Turnaround Professional. Mr. Meghji is well-qualified to serve on our board of directors due to his extensive experience in turnaround situations, business, finance and operations.

William Gallagher, who serves as our Executive Vice President, has more than 35 years of experience in finance, investment and credit analysis. Mr. Gallagher also serves as Executive Vice President of the Third SPAC, as a member of the management team for the Euro SPAC and as Managing Director of M3 Partners. Prior to joining M3 Partners in October 2018, he served as the Chief Executive Officer at WMIH Corp (NASDAQ:WMIH), a public acquisition corporation which was the successor to Washington Mutual, Inc., from May 2015 to July 2018. At WMIH, Mr. Gallagher’s responsibilities included reviewing, vetting and analyzing a large number of potential target companies from a variety of different sectors and industry groups. Ultimately, WMIH acquired Nationstar Mortgage Holdings (NYSE symbol NSM) to form Mr. Cooper Group (NASDAQ:COOP). Prior to WMIH, Mr. Gallagher was CEO and Chief Risk Officer at Capmark Financial Group, formerly known as GMAC Commercial Mortgage (from March 2009 to May 2015), where he was retained to manage its financial restructuring following the global economic crisis and was responsible for the management of the company’s day-to-day affairs, the restructuring of both the company and its assets (including its $12 billion commercial loan portfolio), its bankruptcy process, and its winding down and distribution of assets to creditors and other stakeholders. Capmark was a highly successful restructuring as Mr. Gallagher and his colleagues significantly increased the recovery value to Capmark’s creditors. Before joining Capmark, Mr. Gallagher was the Chief Credit Officer of RBS Greenwich Capital, the US fixed income investment banking business of the Royal Bank of Scotland, where he was responsible for all aspects of credit risk management. Earlier in his career, he was a Vice President at First Boston Corporation in that firm’s credit risk management department. Mr. Gallagher began his career at Chemical Bank, where he completed the bank’s credit training program and then worked as a loan officer in the middle market division and a credit officer in the financial institutions division. Mr. Gallagher has a B.S. in business administration from Syracuse University and an MBA from New York University.

Charles Garner serves as our Executive Vice Present and also serves as Executive Vice President of the Third SPAC, as a member of the management team for the Euro SPAC and as Managing Director and General Counsel for M3 Partners. Mr. Garner began his career in 1987 as an attorney at Simpson Thacher & Bartlett, a leading international law firm, where he rose to become a partner in the corporate/banking group. Mr. Garner has served as Executive Managing Director and Chief Operating Officer of Island Capital Group LLC, a real estate-focused merchant banking firm, where he played key roles in the formation of Emirates National Securitisation Corporation (a joint venture with various entities of the Government of Dubai to create a mortgage securitization market in Dubai) and Island Global Yachting (a leading owner and operator of luxury and megayacht marinas). Among other positions, Mr. Garner also has served as Interim CEO of a European industrial software company focused on the utilities industry. Mr. Garner has served as a director of IEA (with a short period of interruption) since its formation in March 2018 as a result of the initial business combination of the First SPAC. Mr. Garner is a graduate of the University of Pennsylvania with a BA in Political Science and Urban Studies and a law degree, cum laude, from New York University School of Law.

Brian Griffith has served as our Chief Financial Officer since December 2020, is also a Managing Director of M3 Partners. Mr. Griffith has more than 20 years of financial, operational and advisory experience in both growth and distressed situations. Over the course of his career, Mr. Griffith served as Chief Restructuring Officer and interim VP of Finance for various clients in the finance, energy and technology sectors. His experience covers a number of industries including financial services, real estate, healthcare services, energy, consumer products, manufacturing, retail and food services. Prior to joining M3 Partners in August 2014, Mr. Griffith spent two years as an independent advisor to companies in transition, including roles as the Chief Restructuring Officer of Yoostar Entertainment Group from April 2014 to October 2014 and as an advisor to Springleaf Holdings, LLC (NYSE: LEAF) from May 2013 to October 2014. Mr. Griffith was previously a Managing Director at Loughlin Meghji + Company, a privately-held financial advisory firm, from February 2008 to January 2013. At Loughlin Meghji + Company, he was involved with numerous transactions, including the restructuring of Capmark Financial Group, Inc., where he was responsible for the development and execution of cost rationalization initiatives. Mr. Griffith also advised Berkadia Commercial Mortgage on process improvement and cost reduction initiatives. Other roles included advising an institutional investor on a merger integration of two healthcare companies. Prior to Loughlin Meghji + Company, Mr. Griffith worked for CCV Restructuring from 2002 to 2008, FTI Consulting from 2001 to 2002 and Ernst & Young, LLP from 1996 to 1997 advising stakeholders in turnarounds, as well as providing transaction advisory services. Mr. Griffith earned an M.B.A from Fordham University and received a B.S. in Business Administration degree from Villanova University. He is a member of the Turnaround Management Association.

Matthew Perkal has serves as our Executive Vice President. Mr. Perkal also serves as Chief Executive Officer of the Third SPAC, as a member of the management team for the Euro SPAC and as a Senior Director, Portfolio Manager – Restructuring and Private Credit and Partner at Brigade Capital Management, LP. Mr. Perkal has led Brigade’s industry coverage for various sectors including retail, consumer, gaming and lodging, and has structured and led many of the firm’s successful deals in the private credit space including Barney’s and Sears. Mr. Perkal currently serves on Guitar Center Inc.’s board of directors. Prior to joining Brigade, Mr. Perkal worked at Deutsche Bank as an Analyst in the Leveraged Finance Group. In that capacity, Mr. Perkal also spent time on the Leveraged Debt Capital Markets Desk, selling both bank and bond deals. Mr. Perkal received a BS in Economics with a concentration in Finance and Accounting from the University of Pennsylvania’s Wharton School. Additionally, Mr. Perkal serves on The One Love Foundation’s New York Board.

Frank M. Garrison, Jr., serves as one of our Directors. Mr. Garrison has over 40 years of legal and management experience in both private and public companies in the financial and business service sectors. He currently serves as a Senior Advisor to C-III Capital Partners, LLC (“C-III”) and Island Global Yachting Ltd (“IGY”). Until December 2018, Mr. Garrison served as the President of C-III and Vice Chairman of IGY but stepped down from those positions in December 2018 in order to devote more time to personal business and matters of public interest. Mr. Garrison also was a former principal/owner of Island Capital Group LLC (“Island”), a New York based merchant bank from November 2010, where he served as Executive Managing Director and was a key partner involved in all of the company’s activities, including serving as a director of many of its subsidiaries and becoming an equity owner shortly after joining the group. Mr. Garrison relinquished such roles at Island and its subsidiaries upon stepping down as President of C-III in December 2018. During his tenure, C-III acquired and operated complementary related real estate and finance service businesses through either de novo startup or acquisition, including mortgage origination and securitization, investment management, the leading on-line transaction management platform (Real Capital Markets), property management, a global network of independent commercial property service providers under the brand NAI Global, and the market leading property zoning report business doing business as PZR. Prior to joining Island, Mr. Garrison served from 2005 to 2007 as President of Courage Capital Management, a registered investment advisory firm, specializing in special situation investing in public debt and equity with offices in Nashville, Los Angeles and Mumbai. Prior to that, Mr. Garrison held various executive positions at Insignia Financial Group (NYSE:IFS) from 1991 through 2003, including the Office of the Chairman and President of Insignia Financial Services, Insignia’s financial services and investment banking subsidiary. He also served as an executive officer of two Nashville based real estate investment management firms primarily focused on multi-family real estate in the Southeast from 1982 through their sale to Insignia in 1990. Mr. Garrison began his commercial law career in 1979 with Farris Warfield and Kanaday in Nashville, TN concentrating on securities and creditor’s rights, among other corporate matters. Mr. Garrison has also served on the Board of Trustees of the Frist Art Museum (formerly Frist Center for the Virtual Arts) since February 2004, the Frist Art Museum Foundation since January 2008, the Society for Society Law and Art in South Africa since 2014 and the American Friends Musee d’Orsay since 2013. Mr. Garrison obtained a double major in Business and Economics in 1976 after three years at Vanderbilt University. He received his J. D. from Vanderbilt University School of Law in 1979. In 2014 he was named Distinguished Alumnus of the Vanderbilt School of Law and serves on the Law School’s Board of Advisors. We believe Mr. Garrison’s significant investment experience makes him well qualified to serve as a member of our board of directors.

Dale R. Gerard serves as one of our Directors. Mr. Gerard has been employed by Vivint Smart Home, Inc. (NYSE:VVNT) or its predecessor in positions of increasing responsibility since 2010 and has served as Chief Financial Officer since October 2019. Before this, Mr. Gerard served as the Assistant Treasurer and Director of Finance for American Commercial Lines Inc. from 2007 to 2010. Prior to that, Mr. Gerard served as a Senior Financial Analyst at Wabash National Corporation from 2003 to 2007 and a Financial Analyst at Chemtura from 2000 to 2003. Prior to Chemtura, Mr. Gerard served as Director of Revenue Accounting at Schilli Transportation Services from 1998 to 2000, as Recovery/Late Stage Collection Supervisor at PNC National Bank (NYSE:PNC) from 1997 – 1998, and as Branch Manager for Mercury Finance Company. Mr. Gerard holds a B.S. in Accounting and an MBA from Purdue University. We believe Mr. Gerard’s significant investment experience makes him well qualified to serve as a member of our board of directors.

John Paul Roehm, serves as one of our Directors. Mr. Roehm has served as a director and as Chief Executive Officer and President of Infrastructure and Energy Alternatives, Inc. (NASDA:IEA), since March 2018. IEA is a leading infrastructure services company focused on renewable energy and transportation infrastructure with operations across the United States. Mr. Roehm served as President and Chief Executive Officer of IEA from February 2015 through March 2018. Mr. Roehm has over 20 years of heavy civil and energy engineering and construction experience ranging from Project Superintendent, Project Engineer, Estimator, Project Manager, and VP of Business Development. He was employed for over twenty years atWhite Construction, Inc., an entity that IEA acquired in 2011. During the period of 2011 through early 2015, he guided IEA’s Business Development and corporate growth strategy and also served on IEA’s previous mergers and acquisitions team developing targets, performing due diligence and participating in negotiations. He pioneered IEA’s expansion into renewables, which resulted in a substantial growth of IEA. In his tenure as President and Chief Executive Officer of IEA, IEA performed at record levels of revenue and EBITDA and attained a leading market share of the wind EPC market while producing safety performance superior to IEA’s industry peers and competitors.Mr. Roehm holds a B.S. in Civil Engineering from the Rose-Hulman Institute of Technology. Mr. Roehm is qualified to serve as a member of the Board due to his prior long-term, senior level experience with renewable energy, and his experience in developing and implementing successful corporate growth strategies in the renewable sector.

Steven Vincent, serves as one of our Directors. Mr. Vincent was a Partner, Chief Operating Officer and Chief Legal Officer of Brigade Capital Management, LP, an approximately $30 billion diversified global investment management firm specializing in investment credit strategies, until his retirement in March 2022. Mr. Vincent joined Brigade Capital in February 2008. Prior to Brigade Capital, Mr. Vincent served as the Associate Director of Litigation and Regulatory Proceedings at Goldman Sachs from May 2002 to September 2008. Mr. Vincent also served as Senior Vice President and Senior Attorney at Lehman Brothers from October 1993 to April 2002. Mr. Vincent’s private practice experience includes having worked at Jones Day from September 1990 to September 1993; Anderson Kill P.C. from December 1984 to August 1990; and Windels Marx from September 1983 to November 1984. Mr. Vincent earned a B.A., magna cum laude, in Political Science from Boston College and a J.D. from Fordham University School of Law. Mr. Vincent has been a member of the Boston College Wall Street Executive Committee since 2009; is a former Trustee of the Gregorian University Foundation (2013 – 2020); a former Trustee of Sacred Heart Academy (Hempstead, New York) (2011 – 2016); and a former Trustee of Xavier High School from 1992 – 2001 (Chair 1998 – 2001). Mr. Vincent also served as a Director of the Jefferson Insurance Company (subsidiary of the Allianz Group) from 1999 – 2001. We believe Mr. Vincent’s significant investment experience makes him well qualified to serve as a member of our board of directors.

Aaron Yeary, serves as one of our Directors. Mr. Yeary is the founder of Dorado Group Holdings, whose affiliates provide housing solutions to the workforce segment in south Florida. He has managed this effort since February 2019. Mr. Yeary is also a Senior Advisor to Blueshift Asset Management, a quantitative investment firm in Red Bank, New Jersey, since March 2020. Mr. Yeary was the President of Pine River Capital Management, a diversified investment firm with offices in the US, Europe, and Asia. He joined Pine River at its inception and worked with its management group, at Pine River and EBF & Associates, for 21 years, from March 1998 to January 2019. Mr. Yeary holds a BA in Economics from the University of Chicago. Mr. Yeary was a member of the Board of Trustees of The Buckley School (New York, NY) from September 2015 to November 2020, is a member of the Board of Trustees of The Lost Tree Chapel (North Palm Beach, FL) from February 2019 to the present and has been a member of the Community Advisory Council of the Palm Beach North Athletic Foundation (Palm Beach Gardens, FL) from January 2020 to the present. We believe Mr. Yeary’s significant investment experience makes him well qualified to serve as a member of our board of directors.

In addition to Mr. Perkal, Mr. Chaice, Ms. Steffes and Mr. Vincent, key members of the Brigade team include:

Donald E. Morgan III, Founder, Managing Partner and Chief Investment Officer of Brigade, has more than 27 years of experience as an investor and entrepreneur. Prior to forming Brigade, Mr. Morgan was a Senior Managing Director and Co-Head of Fixed Income at MacKay Shields, LLC. During his leadership, the firm’s high yield products ranked in the top 10% of their peer groups. At the same time, Mr. Morgan grew the firm’s high yield assets to $16 billion. Mr. Morgan joined its predecessor firm in 1997 and co-managed its high yield funds until 2000, when he became the Lead Portfolio Manager of the High Yield Division. Mr. Morgan began his career in money management, as a High Yield Analyst at Fidelity Management and Research Company. Mr. Morgan received a BS in Finance, magna cum laude, from New York University. Additionally, Mr. Morgan is a CFA charterholder.

Doug Pardon is the Portfolio Manager for Brigade’s High Yield and Opportunistic Credit strategies. Mr. Pardon is also Head of High Yield Research and sits on the firm’s Investment Committee. In addition, Mr. Pardon is responsible for recruiting new credit analysts, and training research staff members on the Brigade investment process. Mr. Pardon joined Brigade in early 2007 as a senior analyst covering the retail, gaming, and leisure sectors and was promoted to head the High Yield Research Team in 2012. Prior to joining Brigade, Mr. Pardon was a Vice President/Senior Analyst in the High Yield Group at Lehman Brothers Asset Management. His sectors of responsibility included the healthcare, gaming/lodging/leisure, retail, consumer products, food/drug/ tobacco and the services industries. Mr. Pardon also served as an Analyst in the Mergers and Acquisitions Group at Merrill Lynch & Co. Mr. Pardon received a BA in Finance with a minor in Accounting, magna cum laude, from the University of Notre Dame’s Mendoza College of Business.

Chris Chaice is Senior Attorney, Private Credit and Restructuring at Brigade, where he advises the Brigade investment team with respect to structuring investments, restructurings, bond and bank debt covenants, and litigations. Mr. Chaice also serves as an Executive Vice President of the Third SPAC. Mr. Chaice has been employed by Brigade since November 2012. Prior to joining Brigade, Mr. Chaice worked at Covenant Review, a fixed-income research firm from July 2008 to October 2012, where he analyzed debt covenants, complex capital structures, and bankruptcy issues. Additionally, from August 2006 to May 2008, Mr. Chaice worked as an Analyst at Southpaw Asset Management, where he analyzed event-driven investment opportunities relating to bankruptcies, restructurings, liquidations and litigation. Prior to Southpaw, Mr. Chaice practiced law at Cahill Gordon & Reindel from September 1999 to September 2005, and at Willkie Farr & Gallagher from September 2005 to August 2006, where he specialized in capital markets transactions, primarily representing underwriters of high yield bonds and leveraged loans. Mr. Chaice received a BA in Political Science from Syracuse University and a law degree, cum laude, from New York University School of Law.

Kallie Steffes is a Senior Director of Private Credit Strategies at Brigade and also serves as an Executive Vice President of the Third SPAC. Prior to joining Brigade in January 2021, Ms. Steffes was a founding partner of Chalk Point Capital LP from January 2019 to January 2021, where she focused on private special situation investments across a wide variety of industries. Prior to starting Chalk Point, from July 2009 to March 2018, Ms. Steffes was a Principal on the investment team at MHR Fund Management LLC, an approximately $5 billion private equity firm that invests in undervalued middle market companies and assets. Ms. Steffes started her career in as an Investment Banking Analyst at Deutsche Bank, from June 2005 to October 2005, and Morgan Stanley, from October 2005 to August 2006, after which she spent three years from August 2006 to July 2009 as an Analyst at Owl Creek Asset Management LP, a multi-billion dollar, value-oriented hedge fund in New York City. Ms. Steffes holds a BBA, with honors, from the University of Michigan Stephen M. Ross School of Business and was a full scholarship athlete and member of the University of Michigan Varsity Women’s Gymnastics team.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members: Mr. Meghji, Mr. Garrison, Mr. Gerard, Mr. Roehm, Mr. Vincent and Mr. Yeary. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of our Class B common stock. Approval of our initial business combination will require the affirmative vote of a majority of our board of directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Roehm and Yeary, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Garrison and Gerard, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Meghji and Vincent, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws will provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. Our board has determined that each of Mr. Gerard, Mr. Garrison, Mr. Roehm, Mr. Vincent and Mr. Yeary is an independent director under applicable SEC and NYSE rules.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates. One of our independent directors has received 25,000 shares of Class B common stock from our sponsor.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website at www.m3-brigade.com.

Audit Committee

The members of our audit committee are Mr. Gerard, Mr. Garrison and Mr. Yeary, with Mr. Gerard serving as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The audit committee is governed by a charter that complies with the rules of the NYSE.

Compensation Committee

The members of our Compensation Committee are Mr. Roehm and Mr. Garrison, with Mr. Meghji and Mr. Vincent having resigned from our Compensation Committee in July 2021 and March 2022 in order to maintain compliance with NYSE requirements. Mr. Garrison serves as chairman of our compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. The charter complies with the rules of the NYSE.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Mr. Gerard, Mr. Roehm and Mr. Yeary, and Mr. Roehm serves as chair of the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms. The charter complies with the rules of the NYSE.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

Mr. Garner, who is our Executive Vice President, currently serves as a member of the Board of Directors of Infrastructure and Energy Alternatives, Inc. (NASDAQ: IEA). Mr. Roehm, who is one of our directors, is Chief Executive Officer of Infrastructure and Energy Alternatives, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from March 25, 2021 (inception) through December 31, 2021, each of Mohsin Y. Meghji and M3-Brigade Sponsor II LP were delayed in filing Form 4s related to the forfeiture of shares upon expiration of the underwriter’s option to purchase additional units in the Initial Public Offering.  Each filed a Form 4 on March 29, 2022 to report such forfeiture.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor, officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

●	The conflicts described above may not be resolved in our favor.

●	In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Mohsin Y. Meghji	M-III Partners, LP	Financial Advisory Services	Managing Partner
	M3-Brigade Acquisition III Corp.	Blank Check Company	Chairman of the Board of Directors and Chief Executive Officer
	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor

Matthew Perkal	Brigade Capital Management, LP	Investments	Senior Portfolio Manager – Private Credit And Restructuring
	M3-Brigade Acquisition III Corp.	Blank Check Company	Executive Vice President and Head of Mergers and Acquisitions
	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor

William Gallagher	M-III Partners, LP	Financial Advisory Services	Managing Director
	M3-Brigade Acquisition III Corp.	Blank Check Company	Executive Vice President
	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor
.
Charles H. F. Garner	M-III Partners, LP	Financial Advisory Services	Managing Director
	M3-Brigade Acquisition III Corp.	Blank Check Company	Executive Vice President and Secretary
	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor
	Infrastructure and Energy Alternatives, Inc.	Engineering, Procurement and Construction	Director

Brian Griffith	M-III Partners, LP	Financial Advisory Services	Managing Director

Frank M. Garrison, Jr.	C-III Capital Partners, LLC.	Real Estate Investing	Principal Advisor

Dale Gerard	Vivint Smart Home Inc.	Smart Home Products	Chief Financial Officer

John Paul Roehm	Infrastructure and Energy Alternatives, Inc.	Engineering, Procurement and Construction	Chief Executive Officer

Steven Vincent	Brigade Capital Management	Investments	Partner & Chief Operating Officer
	M3-Brigade Acquisition III Corp.	Blank Check Company	Director
	Brigade-M3 European Acquisition Corp.	Blank Check Company	Director

Aaron Yeary	Dorado Group Holdings	Housing Solutions	Founder

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated, our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote public shares purchased by them (if any) during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

In connection with the IPO, we have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. The cost for our use of our office space is paid by our sponsor, which also provides us with utilities, secretarial support and administrative services.

Our sponsor, executive officers, directors, and their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors and our or their affiliates.

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We may not take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers, directors and director nominees; and

●	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock
M3-Brigade Sponsor II LP(2)(3)	9,975,000	100%	20.0%
Mohsin Meghji(2)(3)	9,975,000	100%	20.0%
Matthew Perkal(4)	—	—	—
William Gallagher(4)	—	—	—
Charles Garner(4)	—	—	—
Brian Griffith	—	—	—
Frank M. Garrison, Jr. (4)	—	—	—
Dale Gerard (4)	—	—	—
John Paul Roehm	25,000	0.1%	0.1%
Steven Vincent(4)	—	—	—
Aaron Yeary (4)	—	—	—
All directors and executive officers as a group (11 individuals)	10,000,000	100.0%	20.0%
Millennium Management LLC (5)	2,085,239	5.2%	5.2%
Nomura Global Financial Products, Inc. (6)	2,131,682	5.3%	5.3%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1700 Broadway, 19th Floor, New York, NY 10019.

(2)	M3-Brigade Sponsor II LP is the record holder of the shares reported herein. The general partner of M3-Brigade Sponsor II LP is M3-Brigade Acquisition Partners II Corp. Mohsin Meghji is the sole director of M3-Brigade Acquisition Partners II Corp. Mr. Meghji may be deemed to have beneficial ownership of the common stock held directly by M3-Brigade Sponsor II LP.

(3)	Consists of 9,975,000 founder shares.

(4)	Does not include any shares owned by this individual as a result of his or her membership interest in our sponsor.

(5)	Based solely on a Schedule 13G filed with the SEC on February 14, 2022, the business address of Millennium Management LLC is 399 Park Avenue, New York, NY 10022.

(6)	Based solely on a Schedule 13G filed with the SEC on February 14, 2022, the business address of Nomura Global Financial Products, Inc. is Worldwide Plaza, 309 West 49th Street, New York, NY 10019.

Our sponsor beneficially owns 20.0% of the issued and outstanding shares of our common stock. Our sponsor will have the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

On December 31, 2020, our sponsor purchased an aggregate of 7,187,500 shares of Class B common stock (the “Class B common stock” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On February 11, 2021, we effected a share stock split, resulting in our sponsor holding 8,625,000 shares of Class B common stock. On February 19, 2021, we effected another share stock split, resulting in our sponsor holding 11,500,000 shares of Class B common stock. On March 3, 2021, our sponsor transferred 25,000 shares of Class B common stock to one of our directors, which shares were not subject to forfeiture when the underwriter’s over-allotment option is not exercised. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of shares of Class B common stock issued was based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of our determined Class A common stock and our Class B common stock (collectively, our “common stock”) upon completion of the initial public offering (the “Initial Public Offering” or the “IPO”).

On March 8, 2021, we completed our IPO of 40,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $400,000,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share, and one-third of one public warrant. Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Simultaneously with the completion of the IPO, our sponsor purchased an aggregate of 7,500,000 warrants (the “private placement warrants”) at a price of $1.50 per warrant, or $11,250,000.00 in the aggregate. An aggregate of $400,000,000 from the proceeds of the IPO and the private placement warrants was placed in a trust account (the “trust account”) such that the trust account held $400,000,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

On April 19, 2021, our sponsor forfeited at no cost 1,500,000 shares of Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 10,000,000 shares of Class B common stock.

On April 23, 2021, we announced that, commencing April 26, 2021, holders of the 40,000,000 units sold in the IPO may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “MBAC.U” and the shares of Class A common stock and warrants that were separated trade under the symbols “MBAC” and “MBAC WS,” respectively.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2020, our sponsor purchased an aggregate of 7,187,500 shares of Class B common stock (the “Class B common stock” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On February 11, 2021, we effected a share stock split, resulting in our sponsor holding 8,625,000 shares of Class B common stock. On February 19, 2021, we effected another share stock split, resulting in our sponsor holding 11,500,000 shares of Class B common stock. On March 3, 2021, our sponsor transferred 25,000 shares of Class B common stock to one of our directors, which shares were not subject to forfeiture when the underwriter’s over-allotment option is not exercised. On April 19, 2021, our sponsor forfeited at no cost 1,500,000 shares of Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 10,000,000 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of shares of Class B common stock issued was based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of our determined Class A common stock and our Class B common stock upon completion of the IPO.

On March 8, 2021, we completed our IPO of 40,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $400,000,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share, and one-third of one public warrant. Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Simultaneously with the completion of the IPO, our sponsor purchased an aggregate of 7,500,000 warrants (the “private placement warrants”) at a price of $1.50 per warrant, or $11,250,000.00 in the aggregate. As such, our sponsor’s interest in the IPO is valued at $11,250,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

As described in “Item 1. Business — Sourcing of Potential Business Combination Targets” and “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

On December 31, 2020, our sponsor agreed to loan us up to $250,000 to cover expenses related to the IPO pursuant to a promissory note. The promissory note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. No borrowings were made under the promissory note and it was cancelled in connection with the Initial Public Offering in March 2021.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any). The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration and stockholder rights agreement, dated as of March 3, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs: (i) in the case of the founder shares, on the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, and (2) in the case of the private placement warrants and the respective shares of Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

We had not yet adopted a formal policy for the review, approval or ratification of related party transactions as of the completion of the IPO. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Since the completion of the IPO, we have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be, or have been, made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

●	repayment of $250,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender.

These payments may be funded using the net proceeds of the IPO and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Frederick Arnold, Benjamin Fader-Rattner and Scott Malpass is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from December 16, 2020 (inception) through December 31, 2021 totaled $138,020. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from December 16, 2020 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from December 16, 2020 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from December 16, 2020 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
4.4

Public Warrant Agreement, dated October 21, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.4 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).

4.5

Private Warrant Agreement, dated March 3, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).

4.6*	Description of Securities of the Company.
10.1	Promissory Note, dated December 31, 2020 issued to M3-Brigade Sponsor II LP (incorporated by reference to the Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
10.2	Letter Agreement, dated March 3, 2021, among the Registrant and its officers, directors and M3-Brigade Sponsor II LP (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
10.3	Investment Management Trust Agreement, dated March 3, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
10.4	Registration and Stockholder Rights Agreement, dated March 3, 2021 among the Registrant and certain securityholders named therein (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
10.5	Subscription Agreement, dated December 31, 2020, between the Registrant and M3 Sponsor II LP (incorporated by reference to Exhibit 10.6 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
10.6	Private Placement Warrants Purchase Agreement, dated March 3, 2021 between the Registrant and M3-Brigade Sponsor II LLC (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 filed by the Registrant on February 25, 2021).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 15th day of April, 2022.

M3-BRIGADE ACQUISITION II CORP.

By:	/s/ Mohsin Y. Meghji
Name:	Mohsin Y. Meghji
Title:	Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mohsin Y. Meghji	Chairman of the Board of Directors and	April 15, 2022
Mohsin Y. Meghji	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Perkal	Executive Vice President – Mergers & Acquisitions	April 15, 2022
Matthew Perkal

/s/ William Gallagher	Executive Vice President	April 15, 2022
William Gallagher

/s/ Charles Garner	Executive Vice President and Secretary	April 15, 2022
Charles Garner

/s/ Brian Griffith	Chief Financial Officer	April 15, 2022
Brian Griffith

/s/ Frank M. Garrison, Jr.	Director	April 15, 2022
Frank M. Garrison, Jr.

/s/ Dale Gerard	Director	April 15, 2022
Dale Gerard

/s/ John Paul Roehm	Director	April 15, 2022
John Paul Roehm

/s/ Steven Vincent	Director	April 15, 2022
Steven Vincent

/s/ Aaron Yeary	Director	April 15, 2022
Aaron Yeary

M3-Brigade Acquisition II Corp.

Annual Report on Form 10-K

Table of Contents

Page No.
Financial Statements	F-3
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and period from December 16, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2021 and period from December 16, 2020 (inception) through December 31, 2020	F-5
Statement of Cash Flows for the year ended December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

M3-Brigade Acquisition II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of M3-Brigade Acquisition II Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from December 16, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 16, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On August 16, 2021, the Company entered into an agreement and plan of merger with a business combination target that was terminated on February 9, 2022. Accordingly, the Company’s realization of its business plan is dependent, in part, on whether it is able to complete a business combination with a viable target prior to its scheduled liquidation date of March 8, 2023. The Company lacks the capital resources it needs to sustain operation through its scheduled liquidation date of March 8, 2023 and there is uncertainty as to whether the Company will be in a position to fund any extensions of time needed to defer the liquidation date of the business should a business combination target be found. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

April 15, 2022

PCAOB ID No. 688

M3-Brigade Acquisition II Corp.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$987,254	$—
Prepaid insurance	495,244	—
Total current assets	1,482,498	—
Investment and marketable securities held in trust	400,034,264	—
Prepaid insurance – long term portion	85,821
Deferred offering costs	—	25,000
Total Assets	$401,602,583	$25,000

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$368,395	$—
Accrued terminated merger transaction costs	5,917,029	-
Due to affiliates	40,000		-

Total current liabilities	6,325,424	—
Warrant liability	26,645,622	—
Deferred underwriters discount	14,000,000
Total liabilities	46,971,046	—
Commitments

Class A Common Stock subject to possible redemption, 40,000,000 and 0 shares at redemption value, respectively	400,000,000	—

Stockholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common shares. $0.0001 par value, 50,000,000 shares authorized; 10,000,000 and 7,187,500 issued and Outstanding, respectively	1,000	719
Additional paid in capital	—	23,850
Accumulated deficit	(45,369,463)	—
Total stockholders’ equity (deficit)	(45,368,463)	25,000
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$401,602,583	$25,000

See accompanying notes to financial statements.

M3-Brigade Acquisition II Corp.

STATEMENTS OF OPERATIONS

For the year ended December 31, 2021 and the period

from December 16, 2020 (inception) through
December 31, 2020

	Year ended December 31, 2021	Period from December 16, 2020 (inception) through December 31, 2020
Operating Expenses:
Formation and operating costs	$953,247	$—
Terminated merger transaction costs	6,372,703	—
Loss from operations	(7,325,950)	7
Other income/(expenses):
Change in fair value of derivative liability	5,687,995	—
Excess fair value of private placement warrants over consideration paid	(529,653)	—
Offering costs associated with liability classified financial instruments	(1,265,712)	—
Change in fair value of overallotment option	1,406,950	—
Investment income	34,264	—
Total other income, net	5,333,844	—
Net loss	$(1,992,106)	$—

Loss per share:
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible Redemption	32,657,534	—
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.05)	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock	10,000,000	10,000,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.05)	$—

See accompanying notes to financial statements.

M3-Brigade Acquisition II Corp.

STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2021 and period from

December 16, 2020 (inception) through December 31, 2020

	Class A Common Shares Subject to Possible		Class B		Additional		Total Shareholder’s
	Redemption		Common Shares		Paid-in	Accumulated	Equity
	Shares	Amount	shares	Amount	Capital	Deficit	(Deficit)
December 31, 2020 Period
Balance at December 16, 2020 (inception)	—	—	—	—	—	—	—
Issuance of Class B shares			11,500,000	$1,150	$23,850	—	$25,000
Net loss—period ended December 31, 2020						—	—
Balance December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000
Year ended December 31, 2021
Balance—December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000
Sale of 40,000,000 Units on March 8, 2021 net of warrant fair value	40,000,000	$400,000,000
Offering costs		(21,440,443)
Fair value Public warrants at inception		(20,553,964)
Fair value of over allotment option		(1,406,950)				-	-
Change in Class A common stock subject to possible redemption		43,401,357			(23,850)	(42,377,507)	(43,401,357)
Forfeiture of Class B shares			(1,500,000)	(150)		150	$—
Net loss—year ended December 31, 2021						(1,992,106)	(1,992,106)
Balance December 31, 2021	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(45,369,463)	$(45,368,463)

See accompanying notes to financial statements.

M3-Brigade Acquisition II Corp.

STATEMENT OF CASH FLOWS

For the year ended December 31, 2021

Cash Flows from Operating Activities:
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Net loss	$(1,992,106)
Interest earned on cash held in trust account	(34,264)
Excess fair value of private placement warrants over consideration paid	529,653
Change in fair value of warrant liabilities	(5,687,995)
Fair value of over allotment option liability	(1,406,950)
Transaction costs allocable to liability instruments - warrants and over-allotment liabilities	1,265,712
Changes in operating assets and liabilities:
Prepaid insurance	(581,065)
Accrued expenses	368,395
Accrued terminated merger transaction costs	5,917,029
Net cash used in operating activities	$(1,621,591)
Cash Flows provided by (used in) Investing Activities:
Investments and marketable securities held in trust	(400,000,000)
Net cash used in investing activities	$(400,000,000)
Cash Flows provided by (used in) Financing Activities:
Proceeds from related party advances	168,629
Repayment of related party advances	(128,629)
Proceeds from sale of founder’s shares	25,000
Proceeds from sale of Units, net of offering costs	399,293,845
Proceeds from sales of Private Placement Warrants	11,250,000
Payment of underwriter’s discount	(8,000,000)
Net cash provided by financing activities	$402,608,845
Net Change in Cash	987,254
Cash, beginning of year	—
Cash, end of year	$987,254
Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in offering costs and expenses	$14,000,000

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

M3-Brigade Acquisition II Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 16, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On August 16, 2021, the Company entered into an Agreement and Plan of Merger with Syniverse Corporation. On February 9, 2022, the proposed transaction with Syniverse Corporation was terminated. The Company incurred $6,372,703 of costs in connection with the proposed merger transaction through December 31, 2021, of which $5,917,029 was unpaid at December 31, 2021. In February 2022, Company was notified that accrued merger transaction costs of $5,400,000 had been waived by a vendor, and the Company will reverse such liability into the statement of operations at such time.

The Company has selected December 31 as its fiscal year end.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants.

The Company’s sponsor is M3-Brigade Sponsor II LP, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on March 3, 2021 (the “Effective Date”). On March 8, 2021, the Company consummated the IPO of 40,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $400,000,000, which is discussed in Note 3 and Note 8.

The underwriters had a 45-day option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. On April 17, 2021 the underwriters’ over-allotment option expired unexercised (see Note 6).

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,500,000 Private Placement Warrants (the “Private Warrants”) to the Sponsor at a price of $1.50 per Private Warrant, generating total gross proceeds of $11,250,000.

Transaction costs of the IPO amounted to $22,706,155 consisting of $8,000,000 of underwriting discount, $14,000,000 of deferred underwriting discount, and $706,155 of other offering costs. Of the offering costs, $1,265,712 is included in transaction costs on the Statement of Operations and $21,440,443 is included in equity.

Following the closing of the IPO on March 8, 2021, $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2 (a) (16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations and up to $100,000 of interest to pay dissolution expenses, the proceeds from the IPO and the sale of the Private Warrants will not be released from the trust account until the earlier of (i) the completion of the Company’s initial business combination and (ii) the redemption of 100% of the Company’s public shares if the Company is unable to complete the Company’s initial business combination within 24 months from the closing of the IPO (March 8, 2023). The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 6). Approximately $3.2 million of the proceeds from the sale of the private placement warrants, net of direct expenses, was deposited into an operating bank account to fund the cost of operations. As of December 31, 2021, the Company had approximately $987,000 in its operating bank account, and had a working capital deficiency of approximately $4,842,000, excluding the deferred underwriting commission and warrant liability. The deferred underwriting commissions of $14 million are payable upon the closing of a business combination. The Company believes it is likely that it will be required to obtain additional funding in order to continue its operations for the next 12 months. If a business combination transaction does not occur, management believes that a substantial portion of such fees will not be required to be paid or substantially reduced.

Additionally, related parties have paid certain offering and operating costs as needed. As of December 31, 2021, the Company owed $40,000 to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination and the transactions contemplated by the Merger Agreement.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company (see Note 6). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

As a result of the expenses incurred in connection with the proposed transaction with Syniverse Corporation prior to its termination and other operating expenses, management anticipates that the Company may need to raise additional funds in order to meet the expenditures required for continuing operating our business through the earlier of the consummation of a Business Combination March 8, 2023. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These matters raise substantial doubt about our ability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Amounts presented for the period from (inception) December 16, 2020 through December 31, 2020 are considered the “2020 Period”. A statement of operations and statement of cash flows for such 2020 Period is not presented since there were no such activities.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $987,000 in cash as of December 31, 2021 and none at December 31, 2020. The Company had no cash equivalents (other than assets held in the Trust Account) at December 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity.

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering or (ii) Private Placement Warrants because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Such warrants are exercisable to purchase 20,833,333 shares of Class A common stock in the aggregate following a business combination

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. As of December 31, 2021, the Company had dilutive securities consisting of 20,833,333 warrants that could, potentially, be exercised or converted into common stock, however because of the net loss they are considered anti-dilutive instruments. As a result, diluted loss per share is the same as basic loss per share for the period presented. For the period ended December 31, 2020, there is no net income (loss) per common stock presented because there is no net income or loss recognized.

The underwriters had a 45-day option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. That option expired without being exercised on April 17, 2021.

Below is a reconciliation of the net loss per share of common stock:

Year ended
December 31, 2021
Numerator: total net loss	$(1,992,106)

Redeemable Class A common stock:
Net loss allocated to Class A common stock	$(1,525,106)
Weighted Average Redeemable Class A common stock – basic and diluted	32,657,534
Basic and diluted net loss per share – Class A common stock	$(0.05)

Class B common stock:
Net loss allocated to Class B common stock	$(467,000)
Weighted Average Class B common stock – basic and diluted	10,000,000
Basic and diluted net loss per share – Class B common stock	$(0.05)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the Statement of Operations based on the residual method of the Public and Private Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly offering costs totaling $22,706,155 (consisting of $8,000,000 of underwriting discount, $14,000,000 of deferred underwriting discount, and $706,155 of other offering costs) were recognized with $1,265,712 allocated to the Public Warrants, Overallotment Option and Private Warrants, included in the Statement of Operations as a component of Other income (expenses) and $21,440,443 included in temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The fair value of the warrant liabilities are discussed below.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re- valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. FASB ASC 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then to the Class A common stock.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Initial Public Offering

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders.

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

A holder of a warrant may notify the Company in writing in the event it elects to be subject to a requirement that such holder will not have the right to exercise such warrant to the extent that after giving effect to such exercise, such person (together with such person’s affiliates), to the warrant agent’s actual knowledge, would beneficially own in excess of 9.8% (or such other amount as a holder may specify) of the shares of Class A common stock outstanding immediately after giving effect to such exercise.

If the number of outstanding shares of Class A common stock is increased by a stock dividend payable in shares of Class A common stock, or by a split- up of shares of Class A common stock or other similar event, then, on the effective date of such stock dividend, split-up or similar event, the number of shares of Class A common stock issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding shares of Class A common stock. A rights offering to holders of Class A common stock entitling holders to purchase shares of Class A common stock at a price less than the fair market value will be deemed a stock dividend of a number of shares of Class A common stock equal to the product of (i) the number of shares of Class A common stock actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A common stock) multiplied by (ii) one (1) minus the quotient of (x) the price per share of Class A common stock paid in such rights offering divided by (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A common stock, in determining the price payable for Class A common stock, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A common stock as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the shares of Class A common stock trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if the Company, at any time while the warrants are outstanding and unexpired, pays a dividend or makes a distribution in cash, securities or other assets to the holders of Class A common stock on account of such shares of Class A common stock (or other shares of the Company’s capital stock into which the warrants are convertible), other than (a) as described above, (b) certain ordinary cash dividends of which are dividends up to $0.50 per share per year, (c) to satisfy the redemption rights of the holders of Class A common stock in connection with a proposed initial business combination, (d) as a result of the repurchase of shares of Class A common stock by the company if the proposed initial business combination is presented to the stockholders of the Company for approval, or (e) in connection with the redemption of the Company’s public shares upon the Company’s failure to complete the Company’s initial business combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each share of Class A common stock in respect of such event. No other adjustments will be required to be made including for issuing Class A common stock at below market price and/or exercise price. If the number of outstanding shares of the Company's Class A common stock is decreased by a consolidation, combination, reverse stock split or reclassification of shares of Class A common stock or other similar event, then, on the effective date of such consolidation, combination, reverse stock split, reclassification or similar event, the number of shares of Class A common stock issuable on exercise of each warrant will be decreased in proportion to such decrease in outstanding shares of Class A common stock.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and the Representatives purchased an aggregate of 7,500,000 Private Warrants at a purchase price of $1.50 per Private Unit, generating gross proceeds to the Company of $11,250,000. Except to the extent described in Note 3 above, the Private Warrants (and the underlying securities) are identical to the Warrants sold as part of the Units in the IPO. At the issuance date of March 8, 2021, the fair value of the Private Warrants was determined to be $11,779,653; $529,653 in excess of the $11,250,000 received by the Company. This excess fair value of $529,653 is recognized as an expense in the statement of operations.

Note 5 — Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 8). The Founder Shares are identical to the Class A common stock included in the Units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. Each Founder Share is automatically convertible to a share of Class A common stock on a one-for-one basis at the time of the Company’s initial business combination. The Sponsor had agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. Because the underwriter did not exercise its option, the forfeiture was enacted in 2021.

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

As of December 31, 2021 and 2020, the Company owed approximately $40,000 and $0, respectively, to related parties on account of reimbursed expenses incurred in connection with the sourcing of its initial business combination.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant agreement per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At December 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

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

The Company has entered into agreements with certain advisors and professionals who will receive payments under contingent fee arrangements upon completion of the transactions contemplated by the Merger Agreement, estimated to be approximately $14.3 million. The ultimate amount of such payments will be quantified at or near the time of closing.

Transaction-Related Fees

In connection with the now-terminated merger agreement with Syniverse Corporation, the Company entered into agreements with certain professional service advisors in which approximately $11 million of fees in the aggregate would have been payable upon consummation of such merger agreement. As a result of the termination of the merger agreement on February 9, 2022, such fees will not be payable.

Asserted and Unasserted Claims

On October 15, 2021, Adam Snitkoff, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York (the “Snitkoff Litigation”), naming the Company, Syniverse and the directors of the Company as defendants. The complaint alleged claims for fraudulent and negligent misrepresentation and concealment in connection with allegedly false and misleading statements and omissions in the Company’s proxy statement concerning the proposed Business Combination. The complaint sought, among other things, injunctive relief and compensatory damages.

In addition, the Company received letters from certain purported shareholders or representatives thereof (the “Demand Letters”) demanding that changes be made to the disclosures contained in the Company’s proxy statement, which demands were, in the aggregate, substantially similar to the claims made in the Snitkoff Litigation.  No litigation was commenced or threatened with respect to those letters.

The Snitkoff Litigation was terminated pursuant to Notice of Voluntary Discontinuance with Prejudice on February 4, 2022 and the termination of the merger agreement with Syniverse rendered the claims in the Snitkoff Litigation and the Demand Letters moot.  In the opinion of the Company, the claims asserted in the Snikoff Litigation and the Demand Letters will not have a material adverse effect on our financial position, results of operations or the cash flow.

Note 7 — Class A common stock subject to possible redemption

Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. A summary of the activity in the account is summarized as follows:

Proceeds at issuance date (March 8, 2021),	$400,000,000
Less: proceeds allocated to public warrants	(20,533,964)
Class A common stock issuance cost	(21,440,443)
Fair value overallotment option	(1,406,950)
Adjustment to Redemption Value	43,401,357
Balance at December 31, 2021	$400,000,000

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 450,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2021 and December 31, 2020 40,000,000 and 0 shares of Class A common stock subject to possible redemption issued and outstanding, respectively.

Class B common stock — The Company is authorized to issue a total of 50,000,000 shares of Class B common stock at par value of $0.0001 each. On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 6). This number includes 1,500,000 shares of Class B common stock which were forfeited because the over-allotment option was not exercised by the underwriters (See Note 6). At December 31, 2021 and December 31, 2020 there were 10,000,000 and 11,500,000 shares issued and outstanding, respectively.

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

Note 9 — Recurring Fair Value Measurements

Investment Held in Trust Account

As of December 31, 2021 and 2020, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities in the amount of $400,034,264 and $0, respectively. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At December 31, 2021 and 2020, there were 13,333,333 public warrants for the purchase of Class A shares at $11.50 per share and 7,500,000 private warrants for the purchase of Class B shares at $1.50 per share. At December 31, 2021 and 2020, the Company’s warrants liability was valued at $26,645,622 and $0, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Overallotment Option

Upon completion the IPO, the underwriters held an overallotment option which expired 45 days later. The overallotment option represents a financials instrument which was recognized at fair value as a liability instrument at inception. The principal assumptions going into the fair value computation were as follows: Term – 45 days; Unit price $10.00, risk free rate 0.04%, volatility 16.7%. Upon expiration, the change in fair value to zero was recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The Company’s investments consist of mutual funds that invest primarily in U.S. government securities. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy. The Public Warrants were transferred to Level 1 for the period ending December 31, 2021.

The following table presents fair value information as of December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities

Market Fund	$400,034,264	$400,034,264
Liabilities:
Private Placement Warrants	11,178,955			11,178,955
Public Warrants	15,466,667	15,466,667

Measurement

The Company established the initial fair value for the Warrants as of March 8, 2021, which was the date of the consummation of the Company’s IPO, and on March 31, 2021. On December 31, 2021 the fair value was remeasured. For the initial periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market, but the Public Warrants did commence separate trading as of April 26, 2021. As such, the Company used a Monte Carlo simulation model to value the Warrants for the initial periods and valued the Public Warrants based upon market values for the December 31,2021 remeasurement. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. The aggregate fair value of the Public Warrants, which amounted to $20,553,963 at the closing date of the IPO, was transferred to Level 1 following the detachment of the warrants for separate trading and at which time quoted prices existed in active markets. The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement and at December 31, 2021 for the private warrants:

	March 8, 2021 (Initial Measurement)	December 31, 2021
Risk-fee interest rate	1.00%	1.27%
Expected term (years)	5.70	5.14
Expected volatility	24.2%	19.8%
Exercise price	$11.50	$11.50
Probability of completing a business combination	90%	99%
Dividend yield	0%	0

The change in the fair value of the warrant liabilities for the year ended December 31, 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total Warrants
Fair value at issuance March 8, 2021	$20,553,964	$11,779,653	$32,333,617
Change in fair value (1)	(5,087,297)	(600,698)	(5,687,995)
Fair Value at December 31, 2021	$15,466,667	$11,178,955	$26,645,622

(1)	Upon detachment from the Unit on April 26, 2022, the public warrant has been trading on an active marketplace, and therefore fair value has been computed under the Level 1 hierarchy. The change in fair value recognized under the Level 3 hierarchy was a loss of $7,887,298 and the change in fair value recognized under the Level 1 hierarchy was a gain of $2,800,000, resulting in a net income of $5,087,297 from the change in fair value from inception to December 31, 2021.

Note 10 — Income Taxes

The Company’s net deferred tax assets at December 31, 2021 are as follows:

Deferred tax assets

Deferred terminated merger transaction costs	$1,338,267
Deferred costs	164,620
Net operating loss carryforwards	28,367
Total deferred tax assets	1,531,254
Valuation Allowance	(1,531,254)
Deferred tax assets, net valuation allowance	$—

The income tax provision consists for the year ended December 31, 2021 of the following:

Current	$0
Deferred	(1,531,254)
Change in valuation allowance	1,531,254
Income tax provision	$0

At December 31, 2021, the Company had approximately $135,000 of net operating loss (“NOL”) carryforwards that may be available to offset future Federal taxable income indefinitely. The utilization of NOL carryforwards to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $398,904.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
Permanent items
Change in fair value of warrant liability	60.0%
Excess fair value of private placement warrants over consideration paid	(5.6)%
Change in fair value of over-allotment option	14.8%
IPO transaction costs	(13.3)%
Valuation allowance	(76.8)%
Income tax provision	0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by such taxing authority. The Company’s tax returns since inception remain open to examination by such taxing authority.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure to the financial statements.

On February 8, 2022, the proposed transaction with Syniverse Corporation was terminated. The Company was able to negotiate a reduction of substantial portion of professional fees incurred in connection with the proposed transaction which are recorded in the accounts of the Company at December 31, 2021.