Form 10-Q/A
period 2021-03-31
M3-Brigade Acquisition II Corp.
filed 2022-05-23
CIK 1839175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

Explanatory Note

M3-Brigade Acquisition Corp. II (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form 10-Q/A (the “Amendment No. 1”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 27, 2021 (the “Original Filing”) to reflect changes to Note 2, Restatement of Previously Issued Financial Statements – Overallotment Liability.

Management determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480, “Distinguishing Liabilities from Equity” (ASC 480) and ASC 815 “Derivatives and Hedging” (ASC815). The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations. On April 17, 2021, the underwriters’ forfeited the option to purchase up to an additional 6,000,000 units. The over-allotment liability was extinguished upon the forfeiture of the unexercised option. In addition, we corrected the allocations of costs between operating costs and the costs of the funds raised.

Except as described above, this Amendment does not amend, update, or change any other items or disclosures in the Original Filing or Amendment No. 1 and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing and Amendment No. 1 was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing or Amendment No. 1 to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing, the Amendment No. 1 and our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

M3-Brigade Acquisition II Corp.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-Brigade Acquisition II Corp.

CONDENSED BALANCE SHEETS

	March 31, 2021
	(Unaudited) (Restated)	December 31, 2020
Assets
Current Assets:
Cash	$1,964,964	$—
Prepaid expenses	977,384	—

Total current assets	2,942,348	—
Investment and marketable securities held in Trust Account	400,006,367	—

Deferred offering costs	—	25,000

Total Assets	$402,948,715	$25,000

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$417,570	—
Overallotment liability	437,575	—
Taxes payable	2,250	—

Total current liabilities	857,395	—
Warrant liability	31,734,472	—
Deferred underwriters’ discount	14,000,000	—

Total liabilities	46,591,867	—

Commitments and contingencies (Note 7)

Class A Common Stock subject to possible redemption, $0.0001 par value; 450,000,000 shares authorized 40,000,000 and 0 shares at redemption value, respectively	400,000,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 shares issued and outstanding(1)	1,150	1,150
Additional paid-in capital	—	23,850
Accumulated deficit	(43,644,302)	—

Total stockholders’ equity (deficit)	(43,643,152)	25,000

Total Liabilities, redeemable common stock and stockholders’ equity (deficit)	$402,948,715	$25,000

(1)	This number includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6).

See accompanying notes to unaudited condensed financial statements.

M3-Brigade Acquisition II Corp.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2021

(Unaudited) (Restated)

Formation and operating costs	$46,317

Loss from operations	(46,317)

Other income/(expense)
Change in fair value of derivative liability	599,145
Change in fair value of overallotment option	969,375
Excess fair value of private placement warrants over consideration paid	(529,653)
Transaction costs	(1,265,712)
Interest income	6,367

Total other income/(expense)	(220,478)

Net Loss	$(266,795)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	10,222,222

Basic and diluted net income per share, Class A common stock subject to possible redemption	(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	10,000,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.01)

(1)	Excludes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6).

See accompanying notes to unaudited condensed financial statements.

M3-Brigade Acquisition II Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND TEMPORARY EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Restated)

	Common Stock Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000

Sale of 40,000,000 Units on March 8, 2021	40,000,000	400,000,000	—	—	—	—	—
Fair value Public warrants at inception		(20,553,964)
Fair value overallotment option at inception		(1,406,950)
Offering costs	—	(21,440,443)	—	—	—	—
Net loss	—	—	—	—	—	(266,795)	(266,795)
Change in Class A common stock subject to possible redemption	—	43,401,357	—	—	(23,850)	(42,377,507)	(43,401,357)

Balance as of March 31, 2021 (Unaudited)	40,000,000	$400,000,000	11,500,000	$1,150	$0	$(43,644,302)	$(43,643,152)

(1)	Includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6).

See accompanying notes to unaudited condensed financial statements.

M3-Brigade Acquisition II Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021 (Restated)

Cash Flows from Operating Activities:
Net loss	$(266,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(6,367)
Excess fair value of private placement warrants over consideration paid	529,653
Change in fair value of warrant liabilities	(599,145)
Change in fair value of overallotment option	(969,375)
Transaction costs allocable to warrant liabilities	1,265,712
Changes in operating assets and liabilities
Prepaid expenses	(977,384)
Taxes payable	2,250
Accounts payable and accrued expenses	442,570
Net cash used in operating activities	(578,881)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(400,000,000)
Net cash used in investing activities	(400,000,000)

Cash flows from financing activities:
Proceeds from related party advances	128,629
Repayment of related party advances	(128,629)
Proceeds from sale of Units, net of underwriting discounts paid	399,293,845
Proceeds from sale of Private Placement Warrants	11,250,000
Payment of underwriter’s discount	(8,000,000)
Net cash provided by financing activities	402,543,845

Net Change in Cash	1,964,964

Cash, beginning of the period	—

Cash, end of period	$1,964,964

Supplemental Disclosure of Non-cash Financing Activities:

Deferred underwriters’ discount payable charged to additional paid in capital	$14,000,000

See accompanying notes to unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $2.0 million in its operating bank account and working capital of approximately $1.1 million.

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

Note 2 — Restatement of Financial Statements

In reviewing its financial statements for prior reporting periods, management of the Company has determined that the following modifications are appropriate to reflect a non-cash liability which has since been eliminated and make minor adjustments to the classification of certain offering costs:

●	In connection with the initial public offering (the “IPO”) of the Company, the underwriter was granted a customary overallotment option which permitted it to purchase up to an additional 15% of the Units sold in IPO within 45-days following the closing of the IPO. At the time of the IPO and in its financial statements for reporting periods thereafter which include that 45-day period, the Company failed to record a liability for the value of the overallotment option, as contemplated by FASB ASC 480, “Distinguishing Liabilities from Equity” (and to record the change in fair value of that liability as a component of other income when the overallotment option expired without being exercised on April 19, 2021).

●	Adjustments to the classification of certain costs associated with the sale of Units from operating expenses.

On April 14, 2022, the audit committee of the board of directors of the Company (the “Audit Committee”) determined, after considering information provided by the Company’s management, that the value of the overallotment option described above should have been recorded as a liability at the time of the IPO and then reversed upon expiry of such option. As a result of these omissions, the Audit Committee also determined that the Company’s unaudited financial statements as of March 31, 2021 as reported in the Company’s Form 10-Q filed on May 27, 2021 should be restated.

The following tables summarize the effect had the financial statements been revised on each financial statement line item as of the date indicated:

	As Previously Reported	Adjustment	As restated
Balance Sheet at March 31, 2021 (unaudited)
Overallotment Liability	$—	$437,575	$437,575
Total current liabilities	419,820	437,575	857,395
Total liabilities	46,154,292	437,575	46,591,867
Accumulated deficit	(43,206,727)	(437,575)	(43,644,302)
Total Stockholders’ Equity (deficit)	(43,205,577)	(437,575)	(43,643,152)

Statement of Operations – three months ended March 31, 2021 (unaudited)
Operating expenses	61,768	(15,451)	46,317
Loss from operations	(61,768)	15,451	(46,317)
Transaction costs	(1,182,124)	(83,588)	(1,265,712)
Change in fair value of overallotment option	-	969,375	969,375
Total other income (expense)	(1,106,265)	885,787	(220,478)
Net loss	(1,168,033)	901,238	(266,795)

Loss per share – three months ended March 30, 2021 (unaudited)
Basic and diluted loss per share – Class A common stock	$(0.05)		$(0.01)
Basic and diluted loss per share – Class B common stock	$(0.05)		$(0.01)

Statement of Cash Flows – three months ended March 31, 2021 (unaudited)
Net loss	(1,168,033)	901,238	(266,795)
Transactions costs	1,182,124	83,588	1,265,712
Change in fair value of overallotment option	-	(969,375)	(969,375)
Net cash flows used in operating activities	(594,332)	15,451	(578,881)
Proceeds from sale of Units, net of underwriting discount paid	399,309,296	(15,451)	399,293,845
Net cash provided by financing activities	402,599,296	(15,451)	402,543,845

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $2.0 million in cash as of March 31, 2021 and none at December 31, 2020. The Company had no cash equivalents (other than assets held in the Trust) at March 31, 2021 or December 31, 2020.

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

Below is a reconciliation of the net loss per common stock:

For the three months ended March 31, 2021 (as restated)
Numerator: total net loss	$(266,795)

Redeemable Class A common stock:
Net loss allocated to Class A common stock	$(134,863)
Weighted Average Redeemable Class A common stock – basic and diluted	10,222,222
Basic and diluted net loss per share – Class A common stock	$(0.01)

Class B common stock:
Net loss allocated to Class B common stock	$(131,932)
Weighted Average Class B common stock – basic and diluted	10,000,000
Basic and diluted net loss per share – Class B common stock	$(0.01)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the Statement of Operations based on the residual method of the Public and Private Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of March 31, 2021, offering costs totaling $22,706,155 (consisting of $8,000,000 of underwriting discount, $14,000,000 of deferred underwriting discount, and $706,155 of other offering costs) were recognized with $1,265,712 which was allocated to the Public Warrants and Private Warrants, included in the Statement of Operations as a component of Loss from Operations and $21,440,443 included in stockholders’ equity.

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

Class A common stock — The Company is authorized to issue a total of 450,000,000 Class A common stock at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were 40,000,000 and 0 shares of Class A common stock issued and outstanding, subject to possible redemption, respectively.

A summary of the activity in the account is summarized as follows:

	As originally presented	Adjustments	As restated
Proceeds at issuance date (March 8, 2021),	$400,000,000		$400,000,000
Less: proceeds allocated to public warrants	(20,533,964)		(20,553,964)
Class A common stock issuance cost	(21,508,580)	68,137	(21,440,443)
Fair value of overallotment option	-	(1,406,950)	(1,406,950)
Plus: Revaluation to redemption value	42,042,544	1,358,813	43,401,357
Balance at March 8, 2021 and March 31, 2021	$400,000,000	$0	$400,000,000

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

Overallotment Option

Upon completion the IPO, the underwriters held an overallotment option which expired 45 days later. The overallotment option represents a financials instrument which was recognized at fair value as a liability instrument at inception. The principal assumptions going into the fair value computation at the IPO date were as follows: Term – 45 days; Unit price $10.00, risk free rate 0.04%, volatility 16.7%. Upon expiration, the change in fair value to zero was recognized in the Company’s statement of operations. The principal assumptions going into the fair value computation at March 31, 2021 were as follows: Term – 23 days; Unit price $10.00, risk free rate 0.04%, volatility 11.1%. Upon expiration, the change in fair value to zero was recognized in the Company’s statement of operations.

The change in the fair value of the overallotment liability for the period ended March 31, 2021 is summarized as follows:

Overallotment Option
Fair value at issuance March 8 2021	$1,406,950
Change in fair value	(969,375)
Fair Value at March 31, 2021	$437,575

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

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$400,006,367	$400,006,367	$—	$—
Liabilities:
Private Placement Warrants	11,478,392			11,478,392
Public Warrants	20,256,080			20,256,080
Overallotment option	437,575			437,575

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

Note 10 — Subsequent Events

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

Results of Operations

For the three months ended March 31, 2021, we incurred a loss from operations of $46,317, including insurance expenses of $37,991 and other general operation expenses totaled $8,326. In addition to the loss from operations, we incurred other net expenses of $220,478 consisting of Public Offering costs of $1,265,712, a change in fair value of the overallotment option of $969,375 and interest income of $6,367. Additionally, in relation to the fair value of our warrant liabilities, we recognized a non-cash loss of $529,653 for the excess fair value and a non-cash gain of $599,145 from the change in the fair value of our warrant liabilities. Through March 31, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2021 and December 31, 2020, $400,006,367 and $0.00 was held in the Trust Account, respectively. We had cash outside of trust of $1,964,964 and $0.00 at March 31, 2021 and December 31, 2020, and $417,570 accounts payable and accrued expenses at March 31, 2021.

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

Following our Initial Public Offering and the sale of the Private Warrants, a total of $400,000,000 ($10.00 per Unit) was placed in the Trust Account. We incurred $22,706,155 in Initial Public Offering related costs, including $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting discount and $706,155 of other costs with $1,265,712 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $21,440,443 included in stockholders’ equity.

As of March 31, 2021, we had marketable securities held in the Trust Account of $400,006,367 (including approximately $6,367 of income) consisting of mutual funds. Income on the balance in the Trust Account may be used to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For three months ended March 31, 2021, cash used in operating activities was $578,881. Net loss of $266,795 was primarily offset by Public Offering costs of $1,265,712 and a non-cash charge to earnings related to the excess fair value of our warrants of $529,653 offset by a non-cash gain in earnings of $599,145 related to the change in fair value of our warrants, a non-cash gain in earnings of $969,375 related to the change in fair value of the overallotment option and interest income of $6,367 from our trust account. Payments for working capital items used $532,564.

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

Overallotment Option Liability

The Company’s Overallotment Option meet the definition of a derivative and are recorded as a liability on the Balance Sheet and measured at fair value. At each reporting date changes in the fair value are recognized in the statement of operations in the period of change.

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

Our internal control over financial reporting did not result in the proper accounting classification of the Overallotment option and warrants we issued in March 2021 and the classification of certain offering related costs which, due to its impact on our financial statements, we determined to be a material weakness.

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

We paid a total of $22,000,000 underwriting discounts and commissions and $706,155 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $14,000,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association[1]

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company[1]

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company[1]

10.2	Registration and Stockholder Rights Agreement between the Company, M3-Brigade Sponsor II LP and certain executive officers and directors of the Company[1]

10.3	Private Placement Warrants Purchase Agreement between the Company and M3-Brigade Sponsor II LP1

10.4	Letter Agreement among the Company, M3-Brigade Sponsor II LP and each of the officers and directors of the Company[1]

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
***	To be filed by amendment.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M3-BRIGADE ACQUISITION II CORP.

Date: May 23, 2022		/s/ Mohsin Y. Meghji
	Name:	Mohsin Y. Meghji
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2022		/s/ Brian Griffith
	Name:	Brian Griffith
	Title:	Chief Financial Officer (Principal Financing and Accounting Officer)