Form 10-Q/A
period 2021-06-30
M3-Brigade Acquisition II Corp.
filed 2022-05-23
CIK 1839175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

As of August 19, 2021, 40,000,000 shares of Class A common stock, par value $0.0001, and 10,000,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Explanatory Note

M3-Brigade Acquisition Corp. II (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form 10-Q, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 20, 2021 (the “Original Filing”).

Management has determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480, “Distinguishing Liabilities from Equity” (ASC 480) and ASC 815, “Derivatives and Hedging “ (ASC 815). The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations. On April 17, 2021, the underwriters forfeited the option to purchase up to an additional 6,000,000 units when it expired without being exercised. The over-allotment liability was extinguished upon the forfeiture of the unexercised option. In addition, Management has determined that approximately $1.5 million in professional fees relating to the now-terminated merger agreement with Syniverse Corporation was not properly reflected as accrued expenses in the Original Filing. The liability associated with such professional fees was extinguished without payment upon termination of such merger agreement on February 9, 2021.

Except as described above, this Amendment does not amend, update, or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

M3-Brigade Acquisition II Corp.

Quarterly Report on Form 10-Q/A

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-Brigade Acquisition II Corp.

CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited) (Restated)	December 31, 2020
Assets
Current Assets:
Cash	$1,511,407	$-
Prepaid expenses	853,573	-
Total current assets	2,364,980	-
Cash and marketable securities held in Trust Account	400,020,665	-
Deferred offering costs	-	25,000
Total Assets	$402,385,645	$25,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,520,759	-
Taxes payable	2,250	-
Total current liabilities	1,523,009	-
Warrant liability	28,513,040	-
Deferred underwriters’ discount	14,000,000	-
Total liabilities	44,036,049	-

Commitments and contingencies (See Note 7)

Class A Common Stock subject to possible redemption, $0.0001 par value; 450,000,000 shares authorized 40,000,000 and 0 shares at redemption value, respectively	400,000,000	-
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 and 11,150,000 shares issued and outstanding, respectively(1)	1,000	1,150
Additional paid-in capital	-	23,850
Retained earnings	(41,651,404)	-
Total stockholders’ equity (deficit)	(41,650,404)	25,000
Total Liabilities and stockholders’ equity (deficit)	$402,385,645	$25,000

(1)	This number includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6). Such shares were forfeited in the quarter ended June 30, 2021.

See accompanying notes to unaudited condensed financial statements.

M3-Brigade Acquisition II Corp.

CONDENSED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2021 (Unaudited) (Restated)	Three months ended June 30, 2021 (Unaudited) (Restated)
Formation and operating costs	$226,874	180,557
Merger related costs	1,500,000	1,500,000
Loss from operations	(1,726,874)	(1,680,557)
Other income/(expense)
Change in fair value of derivative liability	3,820,577	3,221,432
Excess fair value of private placement warrants over consideration paid	(529,653)	—
Change in fair value of overallotment liability	1,406,950	437,575
Transaction costs	(1,265,712)	—
Interest income	20,665	14,298
Total other income/(expense)	3,452,827	3,673,305
Net Income	$1,725,953	1,992,748

Earnings per share:
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,193,370	40,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.05	$0.04
Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	10,000,000	10,000,000
Basic and diluted net income per share, non-redeemable common stock	$0.05	$0.04

(1)	Excludes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6). Such shares were forfeited in the quarter ended June 30, 2021.

See accompanying notes to unaudited condensed financial statements.

M3-Brigade Acquisition II Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (Unaudited) (Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000
Sale of 40,000,000 Units on March 8, 2021 net of warrant fair value	40,000,000	400,000,000	—	—	—	—	—
Offering costs	—	(21,440,443)	—	—	—	—	—
Net loss – three months ended March 31, 2021	—	—	—	—	—	(266,795)	(266,795)
Fair value Public warrants at inception		(20,553,964)
Fair value of overallotment option at inception		(1,406,950)
Change in Class A common stock subject to possible redemption		43,401,357	—	—	(23,850)	(43,377,507)	(43,401,357)
Balance as of March 31, 2021 (Unaudited)	40,000,000	400,000,000	11,500,000	1,150	-	(43,644,302)	(43,643,152)
Forfeiture of Class B Shares			(1,500,000)	(150)		150
Net income – three months ended June 30, 2021						1,992,748	1,992,748
Balance as of June 30, 2021 (Unaudited)	40,000,000	$400,000,000	10,000,000	$1,000	$-	$(41,651,404)	$(41,650,404)

(1)	Includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 6). Such shares were forfeited in the quarter ended June 30, 2021.

See accompanying notes to unaudited condensed financial statements.

M3-Brigade Acquisition II Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021 (Unaudited) (Restated)

Cash Flows from Operating Activities:
Net income	$1,725,953
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(20,665)
Excess fair value of private placement warrants over consideration paid	529,653
Change in fair value of warrant liabilities	(3,820,577)
Change in fair value of overallotment option liability	(1,406,950)
Transaction costs allocable to warrant liabilities	1,265,712
Changes in operating assets and liabilities
Prepaid expenses and other assets	(853,573)
Accounts payable and accrued expenses	1,523,009
Net cash used in operating activities	(1,057,438)
Cash flows from investing activities:
Investments and marketable securities held in Trust	(400,000,000)
Net cash used in investing activities	(400,000,000)
Cash flows from financing activities:
Proceeds from related party advances	128,629
Repayment of related party advances	(128,629)
Proceeds from sale of Units, net of offering costs	399,318,845
Proceeds from sale of Private Placement Warrants	11,250,000
Payment of underwriters discount	(8,000,000)
Net cash provided by financing activities	402,568,845
Net Change in Cash	1,511,407
Cash, beginning of the period	—
Cash, end of period	$1,511,407
Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable included in offering costs and accrued expenses	$14,000,000

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.5 million in its operating bank account and working capital of approximately $0.8 million.

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

Note 2 — Restatement of Financial Statements

In reviewing its financial statements for prior reporting periods, management of the Company has determined that the following modifications are appropriate to reflect a non-cash liability which has since been eliminated:

●	In connection with the initial public offering (the “IPO”) of the Company, the underwriter was granted a customary overallotment option which permitted it to purchase up to an additional 15% of the Units sold in IPO within 45-days following the closing of the IPO. At the time of the IPO and in its financial statements for reporting periods thereafter which include that 45-day period, the Company failed to record a liability for the value of the overallotment option, as contemplated by FASB ASC 480, “Distinguishing Liabilities from Equity” (and to reverse that liability into a component of other income when the overallotment option expired without being exercised on April 19, 2021).

●	Adjustments to the classification of certain costs associated with the sale of Units

●	Recognition of a Merger-related expense, which commenced in the second quarter of 2021. Note that the vendor forgave the balance due upon announcement of the termination of the merger in February 2022.

On April 14, 2022, the audit committee of the board of directors of the Company (the “Audit Committee”) determined, after considering information provided by the Company’s management, that the value of the overallotment option described above should have been recorded as a liability at the time of the IPO and then reversed upon expiry of such option. Similarly, the Audit Committee determined that the Merger-related expense also should have been recorded as a liability. As a result of these omissions, the Audit Committee also determined that the Company’s unaudited financial statements as of June 30, 2021 as reported in the Company’s Form 10-Q filed on August 23, 2021 should be restated.

The following tables summarize the effect if the financial statements had been restated on each financial statement line item as of the date indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet at June 30, 2021 (unaudited)
Accrued expenses	$20,759	$1,500,000	$1,520,759
Total current liabilities	23,009	1,500,000	1,523,009
Total liabilities	42,536,049	1,500,000	44,036,049
Accumulated deficit	(40,151,404)	(1,500,000)	(41,651,404)
Total Stockholders’ Deficit	(40,150,404)	(1,500,000)	(41,650,404)

Statement of operations for the three months ended June 30, 2021 (unaudited)
Merger related expenses	-	1,500,000	1,500,000
Loss from operations	(180,557)	(1,500,000)	(1,680,557)
Change in fair value in overallotment option liability	-	437,575	437,575
Total other income	3,235,730	437,575	3,673,305
Net income	3,055,173	(1,062,425)	1,992,748

Loss per share – three months ended June 30, 2021 (unaudited)
Basic and diluted loss per share – Class A common stock	$0.06	-	$0.04
Basic and diluted loss per share – Class B common stock	$0.06	-	$0.04

Statement of operations for the six months ended June 30, 2021 (unaudited)
Merger related expenses	-	1,500,000	1,500,000
Loss from operations	(242,325)	(1,484,549)	(1,726,874)
Change in fair value in overallotment option liability	-	1,406,950	1,406,950
Transaction costs	1,182,124	83,588	1,265,712
Total other income	2,129,465	1,323,362	3,452,827
Net income	1,887,140	(161,187)	1,725,953

Statement of Cash Flows – six months ended June 30, 2021 (unaudited)
Net income	1,887,140	(161,187)	1,725,953
Transaction costs	1,182,124	83,588	1,265,712
Change in fair value of overallotment option liability	-	(1,406,950)	(1,406,950)
Change in accounts payable and accrued expenses	23,009	1,500,000	1,523,009
Net cash flows used in operating activities	(1,072,889)	15,451	(1,057,438)
Proceeds from sale of Units, net	399,334,296	(15,451)	399,318,845
Net cash provided by financing activities	402,584,296	(15,451)	402,568,845

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

Below is a reconciliation of the net loss per common stock (restated):

For the three months ended June 30, 2021
Numerator: total net income	$1,992,748

Redeemable Class A common stock:
Net loss allocated to Class A common stock	$1,594,198
Weighted Average Redeemable Class A common stock – basic and diluted	40,000,000
Basic and diluted net loss per share – Class A common stock	$0.04

Class B common stock:
Net loss allocated to Class B common stock	$398,550
Weighted Average Class B common stock – basic and diluted	10,000,000
Basic and diluted net loss per share – Class B common stock	$0.04

For the six months ended June 30, 2021
Numerator: total net income	$1,725,953

Redeemable Class A common stock:
Net income allocated to Class A common stock	$1,235,533
Weighted Average Redeemable Class A common stock – basic and diluted	25,193,370
Basic and diluted net loss per share – Class A common stock	$0.05

Class B common stock:
Net income allocated to Class B common stock	$490,420
Weighted Average Class B common stock – basic and diluted	10,000,000
Basic and diluted net loss per share – Class B common stock	$0.05

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

Note 4 — Initial Public Offering

On March 8, 2021, the Company consummated the IPO of 40,000,000 units (the “Units”), at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-third warrant to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation (see Note 4).

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

The Company has entered into agreements with certain advisors and professionals who will receive payments under contingent fee arrangements upon completion of the transactions contemplated by the Merger Agreement (see Note 10). The ultimate amount of such payments will be quantified at or near the time of closing.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 450,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were 40,000,000 and 0 shares of Class A common stock issued and outstanding, subject to possible redemption, respectively.

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

The change in the fair value of the overallotment liability for the period ended June 20, 2021 is summarized as follows:

Overallotment Option (as restated)
Fair value at issuance March 8 2021	$1,406,950
Change in fair value	(969,375)
Fair Value at March 31, 2021	437,575
Change in fair value	(437,575)
Fair Value at June 30, 2021	$-

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

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	400,020,665	$400,020,665	$—	$—
Liabilities:
Private Placement Warrants	13,113,040	—	—	13,113,040
Public Warrants	15,400,000	15,400,000	—	—

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

The change in the fair value of the warrant liabilities for the period ended June 30, 2021 is summarized as follows (Restated):

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

Results of Operations

For the three months ended June 30, 2021, we incurred a loss from operations of $1,680,557, including professional fees of $1,525,587, insurance expenses of $123,811 and other general operation expenses totaled $31,159. In addition to the loss from operations, we recorded a gain on the change in the fair value of the warrants of $3,221,432, and a gain on the change in the fair value of the overallotment option of $437,575 upon expiration of such option and interest income of $14,298. For the six months ended June 30, 2021, we incurred a loss from operations of $1,726,874, including professional fees of $1,509,215, insurance expenses of $136,916 and other general operation expenses totaled $79,822. In addition to the loss from operations, we incurred other net expenses of $3,452,827 consisting of Public Offering costs of $1,265,712, excess fair value of the warrants sold in the private placement of $529,653, offset by a gain on the fair value of the warrants of $3,820,577, a gain from the change in the fair value the overallotment option of $1,406,950 upon the expiration of such option, and interest income of $20,665. Through June 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income earned on the proceeds held in the Trust Account. As of June 30, 2021 and December 31, 2020, $400,020,665 and $0.00 was held in the Trust Account, respectively. We had cash outside of trust of $1,511,407 and $0.00 at June 30, 2021 and December 31, 2020, and $1,520,759 accounts payable and accrued expenses at June 30, 2021.

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

For six months ended June 30, 2021, cash used in operating activities was $1,057,438. Net income of $1,725,953 was primarily offset by Public Offering costs of $1,265,712 and a non-cash charge to earnings related to the excess fair value of our warrants of $529,653 offset by non-cash gains in earnings of $3,820,577 related to the change in fair value of our warrants and $1,406,950 related to change in the fair value of the overallotment option, and interest income of $20,665 from our trust account. Net cash received for working capital related items was $669,436.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth  due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, in addition to the access to the Working Capital Loans, we may need to obtain other financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations..Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Our internal control over financial reporting did not result in the proper timing of the recognition of a merger-related fee and accounting classification of complex financial instruments we issued in March 2021 which, due to their impacts on our financial statements, we determined to be material weaknesses.

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

We paid a total of $8,000,000 underwriting discounts and commissions and $706,155 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $14,000,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association[1]

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company[1]

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company[1]

10.2	Registration and Stockholder Rights Agreement between the Company, M3-Brigade Sponsor II LP and certain executive officers and directors of the Company[1]

10.3	Private Placement Warrants Purchase Agreement between the Company and M3-Brigade Sponsor II LP1

10.4	Letter Agreement among the Company, M3-Brigade Sponsor II LP and each of the officers and directors of the Company[1]

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2021 and incorporated by reference herein.

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