Form 10-Q/A
period 2021-09-30
M3-Brigade Acquisition II Corp.
filed 2022-05-23
CIK 1839175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 15, 2021, 40,000,000 shares of Class A common stock, par value $0.0001, and 10,000,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Explanatory Note

M3-Brigade Acquisition Corp. II (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form 10-Q, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Filing”).

Management has determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480, “Distinguishing Liabilities from Equity” (ASC 480) and ASC 815, “Derivatives and Hedging “ (ASC 815). The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations. On April 17, 2021, the underwriters forfeited the option to purchase up to an additional 6,000,000 units when it expired without being exercised. The over-allotment liability was extinguished upon the forfeiture of the unexercised option. In addition, Management has determined that approximately $4.0 million in professional fees relating to the now-terminated merger agreement with Syniverse Corporation was not properly reflected as accrued expenses in the Original Filing. The liability associated with such professional fees was extinguished without payment upon termination of such merger agreement on February 9, 2021.

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

M3-Brigade Acquisition II Corp.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-Brigade Acquisition II Corp.

CONDENSED BALANCE SHEETS

	September 30, 2021 (unaudited) (restated)	December 31, 2020

ASSETS
Current assets:
Cash	$1,124,039	$—
Prepaid insurance	729,762	—
Total current assets	1,853,801	—
Investment Held in Trust Account	400,025,812	—
Deferred offering costs	—	25,000
Total Assets	$401,879,613	$25,000
LIABILITIES AND STOCKHOLDERS’ (EQUITY)
Current liabilities:
Accrued offering costs and expenses	$4,174,090	$—
Due to affiliates	70,000
Taxes payable	2,250
Total current liabilities	4,246,340	—
Warrant liability	32,054,172	—
Deferred underwriters discount	14,000,000
Total liabilities	50,300,512	—

Commitments and contingencies (see Note 7)

Class A Common Stock subject to possible redemption, 40,000,000 and 0 shares at redemption value, respectively	400,000,000	—
Stockholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common shares. $0.0001 par value, 50,000,000 shares authorized; 10,000,000 and 11,500,000 issued and outstanding(1)	1,000	1,150
Additional paid in capital	—	23,850
Accumulated deficit	(48,421,899)	—
Total stockholders’ equity (deficit)	(48,420,899)	25,000
Total liabilities and stockholders’ equity (deficit)	$401,879,613	$25,000

(1)	This number includes an aggregate of up to 1,500,000 shares of our Class B common shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). Such shares were forfeited in the quarter ended June 30, 2021.

See accompanying notes to unaudited condensed financial statements.

M3-Brigade Acquisition II Corp.
CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended	Three months ended
	September 30, 2021	September 30, 2021
	(Unaudited)	(Unaudited)
	(restated)	(restated)

Formation and operating costs	$961,385	$734,511
Terminated merger costs	4,000,000	2,500,000
Loss from operations	(4,961,385)	(3,234,511)
Other income/(expenses):
Change in fair value of derivative liability	279,446	(3,541,131)
Excess fair value of private placement warrants over consideration paid	(529,653)	—
Transaction costs	(1,265,712)	—
Change in fair value of overallotment option	1,406,950	—
Investment income	25,812	5,147
Total other income/(expense)	(83,157)	(3,535,984)
Net loss	$(5,044,542)	$(6,770,495)

Loss per share:
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible Redemption	30,183,150	40,000,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.13)	$(0.14)
Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	10,000,000	10,000,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.13)	$(0.14)

(1)	This number includes an aggregate of up to 1,500,000 shares of our Class B common shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). Such shares were forfeited in the quarter ended June 30, 2021.

See accompanying notes to unaudited condensed financial statements.

M3-Brigade Acquisition II Corp.
CONDENSED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT) AND TEMPORARY EQUITY
For the three and nine months ended September 30, 2021 (restated)

	Class A Common Shares Subject to Possible Redemption		Class B Common Shares		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance—December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000
Sale of 40,000,000 Units on March 8, 2021	40,000,000	400,000,000
Offering costs		(21,440,443)
Fair value Public warrants at inception		(20,553,964)				—	—
Fair value of overallotment option at inception		(1,406,950)
Net loss—three months ended March 31, 2021						(266,795)	(266,795)
Change in Class A common stock subject to possible redemption		43,401,357			(23,850)	(43,377,507)	(43,401,357)
Balance—March 31, 2021 (unaudited) (restated)	40,000,000	$400,000,000	11,500,000	$1,150	$—	$(43,644,302)	$(43,643,152)
Forfeiture of Class B shares			(1,500,000)	(150)		150	$—
Net income—three months ended June 30, 2021						1,992,748	1,992,748
Balance—June 30, 2021 (unaudited) (restated)	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(41,651,404)	$(41,650,404)
Net loss—three months ended September 30, 2021						(6,770,495)	(6,770,495)
Balance September 30, 2021 (unaudited)	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(48,421,899)	$(48,420,899)

See accompanying notes to unaudited condensed financial statements.

M3-Brigade Acquisition II Corp.
CONDENSED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2021
(Unaudited) (Restated)

Cash Flows from Operating Activities:
Adjustment to reconcile net loss to net cash used in operating activities:
Net loss	$(5,044,542)
Interest earned on cash held in trust account	(25,812)
Excess fair value of private placement warrants over consideration paid	529,653
Change in fair value of overallotment option liability	(1,406,950)
Change in fair value of warrants	(279,446)
Transaction costs allocable to warrant liabilities	1,265,712
Changes in operating assets and liabilities:
Prepaid insurance	(729,762)
Accounts payable and accrued expenses	4,176,341
Net cash used in operating activities	$(1,514,806)
Cash Flows from Investing Activities:
Investments and marketable securities held in Trust Account	(400,000,000)
Net cash used in investing activities	$(400,000,000)
Cash Flows from Financing Activities:
Proceeds from related party advances	198,629
Repayment of related party advances	(128,629)
Proceeds from sale of Units, net of offering costs	399,293,845
Proceeds from sale of Founder Shares	25,000
Proceeds from sales of Private Placement Warrants	11,250,000
Payment of underwriters discount	(8,000,000)
Net cash provided by financing activities	$402,638,845
Net Change in Cash	1,124,039
Cash, beginning of period	—
Cash, end of period	$1,124,039
Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accrued offerings costs and expenses	$14,000,000

See accompanying notes to unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.
NOTES TO UNAUDITED RESTATED CONDENSED FINANCIAL STATEMENTS

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

The Company’s sponsor is M3-Brigade Sponsor II LP, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on March 3, 2021 (the “Effective Date”). On March 8, 2021, the Company consummated the IPO of 40,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $400,000,000, which is discussed in Note 4 and Note 9.

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

On February 9, 2022, the proposed transaction with Syniverse Corporation was terminated.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.1 million in its operating bank account, and working capital deficit of approximately $2.4 million, excluding the deferred underwriting commission and warrant liability.

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

Note 2 — Restatement of Previously Issued Financial Statements

In reviewing its financial statements for prior reporting periods, management of the Company has determined that the following modification is appropriate to reflect a non-cash liability which has since been eliminated:

●	In connection with the initial public offering (the “IPO”) of the Company, the underwriter was granted a customary overallotment option which permitted it to purchase up to an additional 15% of the Units sold in IPO within 45-days following the closing of the IPO. At the time of the IPO and in its financial statements for reporting periods thereafter which include that 45-day period, the Company failed to record a liability for the value of the overallotment option, as contemplated by FASB ASC 480, “Distinguishing Liabilities from Equity” (and to reverse that liability into a component of other income when the overallotment option expired without being exercised on April 19, 2021).

●	Adjustments to the classification of certain costs associated with the sale of Units

●	Recognition of a Merger related expense, which commenced in the second quarter of 2021. Note that the vendor forgave the balance due upon announcement of the termination of the merger in February 2021.

On April 14, 2022, the audit committee of the board of directors of the Company (the “Audit Committee”) determined, after considering information provided by the Company’s management, that the value of the overallotment option described above should have been recorded as a liability at the time of the IPO and then reversed upon expiry of such option. Similarly, the Audit Committee determined that the Merger-related expenses should have been recorded as a liability and that adjustments should be made to properly classify the relevant costs associated with the sale of the Units. As a result of these omissions and adjustments, the Audit Committee also determined that the Company’s unaudited financial statements as of June 30, 2021 as reported in the Company’s Form 10-Q filed on August 23, 2021 should be restated.

The following tables summarize the effect if the financial statements had been restated on each financial statement line item as of the date indicated:

	As
	Previously
	Reported	Adjustment	As restated
Balance Sheet at September 30, 2021 (unaudited)
Accrued expenses	$174,090	$4,000,000	$4,174,090
Current liabilities	246,340	4,000,000	4,246,340
Total liabilities	46,300,512	4,000,000	50,300,512
Accumulated deficit	(44,421,899)	(4,000,000)	(48,421,899)
Total Stockholders’ Equity (Deficit)	(44,420,899)	(4,000,000)	(48,420,899)

Statement of Operations – three months ended September 30, 2021 (unaudited)
Terminated merger related cost	$0	$2,500,000	$2,500,000
Loss from operations	(734,511)	(2,500,000)	(3,234,511)
Net loss	(4,270,495)	(2,500,000)	(6,770,495)

Loss per share – three months ended September 30, 2021 (unaudited)
Basic and diluted loss per share – Class A common stock	$(0.09)		$(0.14)
Basic and diluted loss per share – Class B common stock	$(0.09)		$(0.14)

Statement of Operations - nine months ended September 30, 2021 (unaudited)
Formation and operating costs	$976,836	$(15,451)	$961,385
Terminated merger related costs	-	4,000,000	4,000,000
Loss from operations	(976,836)	(3,984,549)	(4,961,385)
Transaction cost	1,182,124	83,588	1,265,712
Change in fair value of overallotment option	-	(1,406,950)	(1,406,950)
Total other (income) expense	1,406,519	(1,323,362)	83,157
Net loss	(2,383,355)	(2,661,187)	(5,044,542)

Earnings per share – nine months ended September 30, 2021 (unaudited)
Basic and diluted earnings per share – Class A common stock	$(0.06)		$(0.13)
Basic and diluted earnings per share – Class B common stock	$(0.06)		$(0.13)

Statement of Cash Flows - nine months ended September 30, 2021 (unaudited)
Net loss	$(2,382,355)	$(2,661,187)	$(5,044,542)
Transaction costs	1,182,124	83,588	1,265,712
Change in fair value of overallotment option	-	(1,406,950)	(1,406,950)
Change in accounts payable	176,341	4,000,000	4,176,341
Net cash used in operating activities	(1,530,257)	15,451	(1,514,806)
Proceeds from sale of Units	399,309,296	(15,451)	399,293,845
Net cash provided by Financing activities	402,654,296	(15,451)	402,638,845

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

Below is a reconciliation of the net loss per common stock (restated):

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Numerator: total net loss	$(6,770,495)	$(5,044,542)

Redeemable Class A common stock
Net loss allocated to Class A common stock	(5,416,396)	(3,789,155)
Weighted Average Redeemable Class A common stock – basic and diluted	40,000,000	30,183,150
Basic and diluted net loss per share – Class A common stock	$(0.14)	$(0.13)

Class B common stock
Net loss allocated to Class B common stock	(1,354,099)	(1,255,387)
Weighted Average Class B common stock – basic and diluted	10,000,000	10,000,000
Basic and diluted net loss per share – Class B common stock	$(0.14)	$(0.13)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the Statement of Operations based on the residual method of the Public and Private Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of March 31, 2021, offering $22,706,155 (consisting of $8,000,000 of underwriting discount, $14,000,000 of deferred underwriting discount, and $706,155 of other offering costs) were recognized with $1,265,712 which was allocated to the Public Warrants and Private Warrants, included in the Statement of Operations as a component of Loss from Operations and $21,440,443 included in stockholders’ equity.

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

Note 6 — Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 9). The Founder Shares are identical to the Class A common stock included in the Units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. Each Founder Share is automatically convertible to a share of Class A common stock on a one-for-one basis at the time of the Company’s initial business combination. The Sponsor had agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. Because the underwriter did not exercise its option, the forfeiture was enacted in the quarter ended September 30, 2021.

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

The Company has entered into agreements with certain advisors and professionals who will receive payments under contingent fee arrangements upon completion of the transactions contemplated by the Merger Agreement (see Note 11). The ultimate amount of such payments will be quantified at or near the time of closing.

Note 8 — Class A common stock subject to possible redemption

Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. A summary of the activity in the account is summarized as follows:

Proceeds at issuance date (March 8, 2021)	$400,000,000
Less: proceeds allocated to public warrants	(20,533,964)
Less: Class A common stock issuance cost	(21,508,580)
Plus: Accretion of carrying value to redemption value	42,042,544
Balance at March 31, 2021, June 30, 2021 and September 30, 2021	$400,000,000

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

The change in the fair value of the overallotment liability for the period ended June 20, 2021 is summarized as follows:

Overallotment Option Liability (as restated)
Fair value at issuance March 8 2021	$1,406,950
Change in fair value	(969,375)
Fair Value at March 31, 2021	437,575
Change in fair value	(437,575)
Fair Value at June 30, 2021 and September 30, 2021	$-

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

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account -
U.S. Treasury Securities
Market Fund	$400,025,812	$400,025,812	—	—
Liabilities:
Private Placement Warrants	14,187,504	—	—	14,187,504
Public Warrants	17,866,666	17,866,666	—	—

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

The change in the fair value of the warrant liabilities for the period ended September 30, 2021 is summarized as follows (restated):

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

Results of Operations

For the three months ended September 30, 2021, we incurred a loss from operations of $3,234,511, including professional fees of $300,211 insurance expenses of $154,300 and merger related expenses totaled $2,780,000. In addition to the loss from operations, we recorded a loss on the fair value of the warrants of $3,541,131 and interest income of $5,147.

For the nine months ended September 30, 2021, we incurred a loss from operations of $4,961,385 including professional fees of $390,169, insurance expenses of $291,216 and merger related expenses totaled $4,280,000. In addition to the income from operations, we incurred other net expenses of $83,157 consisting of Public Offering costs of $1,265,712, excess fair value of the warrants sold in the private placement of $529,653, offset by a gain on the change in the fair value of the warrants of $279,446, gain on the change in the fair value of the overallotment option of $1,406,950 and interest income of $25,812.

Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income on the proceeds held in the Trust Account. As of September 30, 2021 and at December 31, 2020, $400,025,812 and $0 was held in the Trust Account, respectively. We had cash outside of trust of $1,124,039 and $0 in September 30, 2021 and December 31, 2020, respectively and $4,176,340 and $70,000 in accounts payable and accrued expenses and due to affiliates as of September 30, 2021, respectively. Note that $4.0 million of the accounts payable was related to the terminated merger discussions, and ultimately forgiven by the vendor.

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

For nine months ended September 30, 2021, cash used in operating activities was ($1,514,806). Net loss of ($5,044,542) was primarily comprised of Public Offering costs of $1,265,712 and a non-cash charge to earnings related to the excess fair value of our warrants of $529,653, offset by a non-cash gain in earnings of $279,446 related to the change in fair value of our warrants a non-cash gain of $1,406,950 related to the change in the fair value of the overallotment option and interest income $25,812 from our trust account. Further, the change in prepaid insurance and accounts payable and accrued expenses used net cash of $3,446,579.

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

Our internal control over financial reporting did not result in the proper timing of the recognition of a merger-related fee and accounting for complex instruments we issued in March 2021 which, due to their impacts on our financial statements, we determined to be material weaknesses.

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