Form 10-Q
period 2022-03-31
M3-Brigade Acquisition II Corp.
filed 2022-05-23
CIK 1839175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-40162

M3-BRIGADE ACQUISITION II CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-1359752
(State or other jurisdiction of incorporation or organization)	(1.R.S. Employer Identification No.)

1700 Broadway, 19th Floor

New York, NY 10019

(Address of principal executive offices, including zip code)

(212) 202-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable public warrant	MBAC.U	New York Stock Exchange
Class A common stock, $0.0001 par value per share	MBAC	New York Stock Exchange
Public warrants, each whole public warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	MBAC.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 23, 2022, 40,000,000 shares of the Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Class B common stock, par value $0.0001 per share, were issued and outstanding.

M3-BRIGADE ACQUISITION II CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the three months ended March 31, 2022 and 2021 (Unaudited)	2
Condensed Statements of Changes in Class A Common Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25

Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	27

Part III. Signatures	28

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$833,364	$987,254
Prepaid insurance – short term	457,254	495,244
Total current assets	1,290,618	1,482,498
Investment and marketable securities held in trust	400,074,547	400,034,264
Prepaid insurance – long term portion	—	85,821
Total Assets	$401,365,165	$401,602,583

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$949,587	$368,395
Accrued terminated merger transaction costs	470,000	5,917,029
Due to affiliates	40,000	40,000
Total current liabilities	1,459,587	6,325,424
Warrant liability	7,103,072	26,645,622
Deferred underwriters discount	14,000,000	14,000,000
Total liabilities	22,562,659	46,971,046
Commitments

Class A Common Stock subject to possible redemption, 40,000,000 shares at redemption value as of March 31, 2022 and December 31, 2021	400,000,000	400,000,000

Stockholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common shares. $0.0001 par value, 50,000,000 shares authorized; 10,000,000 issued and Outstanding as of March 31, 2022 and December 31, 2021	1,000	1,000
Additional paid in capital	—	—
Accumulated deficit	(21,198,494)	(45,369,463)
Total stockholders’ deficit	(21,197,494)	(45,368,463)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$401,365,165	$401,602,583

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating Expenses:
Formation and operating costs	$811,864	$46,317
Terminated merger transaction costs	(5,400,000)	—
Loss from operations	4,588,136	(46,317)

Other income (expenses):
Change in fair value of warrant liability	19,542,550	599,145
Change in fair value of overallotment option	—	969,375
Excess fair value of private placement warrants over consideration paid	—	(529,653)
Offering costs associated with liability classified financial instruments	—	(1,265,712)
Interest earned on marketable securities held in Trust Account	40,283	6,367
Total other income (expense), net	19,582,833	(220,478)

Net income (loss)	$24,170,969	$(266,795)

Loss per share:
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible Redemption	10,000,000	10,222,222
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.48	$(0.01)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	40,000,000	10,000,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.48	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Shares Subject to Possible		Class B		Additional		Total
	Redemption		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(45,369,463)	$(45,368,463)

Net income						24,170,969	24,170,969
Balance - March 31, 2022	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(21,198,494)	$(21,197,494)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Shares Subject to Possible		Class B		Additional		Total
	Redemption		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000

Sale of 40,000,000 Units on March 8, 2021, net of warrant fair value	40,000,000	$400,000,000	—	—	—	—	—

Offering costs	—	(21,440,443)	—	—	—	—	—

Fair value Public warrants at inception	—	(20,553,964)	—	—	—	—	—

Fair value of overallotment option	—	(1,406,950)	—	—	—	—	—

Change in Class A common stock subject to possible redemption	—	43,401,357	—	—	(23,850)	(43,377,507)	(43,401,357)

Net loss	—	—	—	—	—	(266,795)	(266,795)
Balance - March 31, 2021	40,000,000	$400,000,000	11,500,000	$1,150	$—	$(43,644,302)	$(43,643,152)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$24,170,969	$(266,795)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(40,283)	(6,367)
Excess fair value of private placement warrants over consideration paid	—	529,653
Change in fair value of warrant liabilities	(19,542,550)	(599,145)
Change in fair value of overallotment option	—	(969,375)
Transaction costs allocable to liability instruments - warrants and over-allotment liabilities	—	1,265,712
Changes in operating assets and liabilities:
Prepaid expense	—	(977,384)
Prepaid insurance – short term	37,990	—
Prepaid insurance – long term	85,821	—
Accrued expenses	581,192	442,570
Accrued terminated merger transaction costs	(5,447,029)	—
Income taxes payable	—	2,250
Net cash used in operating activities	(153,890)	(578,881)

Cash Flows from Investing Activities:
Investments and marketable securities held in trust	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from related party advances	—	128,629
Repayment of related party advances	—	(128,629)
Proceeds from sale of Units, net of offering costs	—	399,293,845
Proceeds from sales of Private Placement Warrants	—	11,250,000
Payment of underwriter’s discount	—	(8,000,000)
Net cash provided by financing activities	—	402,543,845

Net Change in Cash	(153,890)	1,964,964
Cash – Beginning of period	987,254	—
Cash – End of period	$833,364	$1,964,964

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$14,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

M3-Brigade Acquisition II Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 16, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On August 16, 2021, the Company entered into an Agreement and Plan of Merger with Syniverse Corporation. On February 9, 2022, the proposed transaction with Syniverse Corporation was terminated. The Company incurred $6,372,703 of costs in connection with the proposed merger transaction through December 31, 2021, of which $5,917,029 was unpaid at December 31, 2021. In February 2022, the Company was notified that accrued merger transaction costs of $5,400,000 had been waived by a vendor. The Company derecognized this liability during the quarter ended March 31, 2022.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 6). Approximately $3.2 million of the proceeds from the sale of the private placement warrants, net of direct expenses, was deposited into an operating bank account to fund the cost of operations. As of March 31, 2022, the Company had approximately $833,364 in its operating bank account, and had a working capital deficiency of approximately $168,969 excluding the deferred underwriting commission and warrant liability. The deferred underwriting commissions of $14 million are payable upon the closing of a business combination. The Company believes it is likely that it will be required to obtain additional funding in order to continue its operations for the next 12 months. If a business combination transaction does not occur, management believes that a substantial portion of such fees will not be required to be paid or substantially reduced.

Additionally, related parties have paid certain offering and operating costs as needed. As of March 31, 2022, the Company owed $40,000 to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination and the transactions contemplated by the Merger Agreement.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company (see Note 6). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by March 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form10-Qand Article 8 of Regulation S-X of the U.S. Securities and Exchanges Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act” ), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $833,000 and $987,000 in cash as of March 31, 2022 and December 31, 2021, respectively. The Company had no cash equivalents (other than assets held in the Trust Account) at March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities. Marketable Securities held in the Trust Account are classified as trading securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering or (ii) Private Placement Warrants because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Such warrants are exercisable to purchase 20,833,333 shares of Class A common stock in the aggregate following a business combination

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. As of March 31, 2022 and 2021, the Company had dilutive securities consisting of 20,833,333 warrants that could, potentially, be exercised or converted into common stock, however because of the net loss they are considered anti-dilutive instruments. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The underwriters had a 45-day option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. That option expired without being exercised on April 17, 2021.

Below is a reconciliation of the net income per common stock:

	Three Months ended	Three Months ended
	March 31, 2022	March 31, 2021
Numerator: total net income (loss)	$24,170,969	$(226,795)

Redeemable Class A common stock:
Net income (loss) allocated to Class A common stock	$4,834,194	$(134,863)
Weighted Average Redeemable Class A common stock – basic and diluted	10,000,000	10,222,222
Basic and diluted net income (loss) per share – Class A common stock	$0.48	$(0.01)

Class B common stock:
Net income (loss) allocated to Class B common stock	$19,336,775	$(131,932)
Weighted Average Class B common stock – basic and diluted	40,000,000	10,000,000
Basic and diluted net income (loss) per share – Class B common stock	$0.48	$(0.01)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the Statement of Operations based on the residual method of the Public and Private Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly offering costs totaling $22,706,155 (consisting of $8,000,000 of underwriting discount, $14,000,000 of deferred underwriting discount, and $706,155 of other offering costs) were recognized with $1,265,712 allocated to the Public Warrants, Overallotment Option and Private Warrants, included in the Statements of Operations as a component of Other income (expenses) and $21,440,443 included in temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The fair value of the warrant liabilities are discussed below.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020- 06 does not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least three units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTIES

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

As of March 31, 2022 and December 31, 2021, the Company owed approximately $40,000 to related parties on account of reimbursed expenses incurred in connection with the sourcing of its initial business combination.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant agreement per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

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

Transaction-Related Fees

In connection with the now-terminated merger agreement with Syniverse Corporation, the Company entered into agreements with certain professional service advisors in which approximately $11 million of fees in the aggregate would have been payable upon consummation of such merger agreement. These fees include a contractual and contingent component. As a result of the termination of the merger agreement on February 9, 2022, such fees will not be payable and the contractual component was derecognized during the quarter ended March 31, 2022.

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

Termination of Proposed Transaction

On February 9, 2022, the proposed transaction with Syniverse Corporation was terminated. The Company was able to negotiate a reduction of substantial portion of professional fees incurred in connection with the proposed transaction which are recorded in the accounts of the Company at December 31, 2021.

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

At March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. A summary of the activity in the account is summarized as follows:

Proceeds at issuance date (March 8, 2021),	$400,000,000
Less: proceeds allocated to public warrants	(20,533,964)
Class A common stock issuance cost	(21,440,443)
Fair value overallotment option	(1,406,950)
Adjustment to Redemption Value	43,401,357
Class A ordinary shares subject to redemption	$400,000,000

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 450,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, 40,000,000 shares of Class A common stock subject to possible redemption issued and outstanding.

Class B common stock — The Company is authorized to issue a total of 50,000,000 shares of Class B common stock at par value of $0.0001 each. On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 6). This number includes 1,500,000 shares of Class B common stock which were forfeited because the over-allotment option was not exercised by the underwriters (See Note 6). At March 31, 2022 and December 31, 2021, there were 10,000,000 shares issued and outstanding.

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

NOTE 9. RECURRING FAIR VALUE MEASUREMENTS

Investment Held in Trust Account

As of March 31, 2022 and December 31, 2021, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities in the amount of $400,074,547 and $400,034,264, respectively. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At March 31, 2022 and December 31, 2021, there were 13,333,333 public warrants for the purchase of Class A shares at $11.50 per share and 7,500,000 private warrants for the purchase of Class B shares at $1.50 per share. At March 31, 2022 and December 31, 2021, the Company’s warrants liability was valued at $7,103,072 and $26,645,622, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

The following table presents fair value information as of March 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities

Market Fund	$400,074,547	$400,074,547	—	—
Liabilities:
Private Placement Warrants	2,616,405	—	—	2,616,405
Public Warrants	4,486,667	4,486,667	—	—

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

Measurement

The Company established the initial fair value for the Warrants as of March 8, 2021, which was the date of the consummation of the Company’s IPO, and on March 31, 2021. On December 31, 2021 the fair value was remeasured. For the initial periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market, but the Public Warrants did commence separate trading as of April 26, 2021. As such, the Company used a Monte Carlo simulation model to value the Warrants for the initial periods and valued the Public Warrants based upon market values for the December 31,2021 remeasurement. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. The aggregate fair value of the Public Warrants, which amounted to $20,553,963 at the closing date of the IPO, was transferred to Level 1 following the detachment of the warrants for separate trading and at which time quoted prices existed in active markets. The key inputs into the Monte Carlo simulation model for the Warrants were as follows at March 8, 2021 at initial measurement, at March 31, 2021 and at March 31, 2022 for the private warrants:

	December 31, 2021	March 31, 2022
Risk-fee interest rate	1.27%	2.41%
Expected term (years)	5.14	5.82
Expected volatility	19.8%	5.3%
Exercise price	$11.50	$11.50
Probability of completing a business combination	99%	85%
Dividend yield	0	0

The change in the fair value of the warrant liabilities as of March 31, 2022 is summarized as follows:

	Public Warrants	Private Warrants	Total Warrants
Fair value at issuance January 1, 2022	$15,466,667	$11,178,955	$26,645,622
Change in fair value (1)	(10,980,000)	(8,562,550)	(19,542,550)
Fair Value at March 31, 2022	$4,486,667	$2,616,405	$7,103,072

(1)	Upon detachment from the Unit on April 26, 2022, the public warrant has been trading on an active marketplace, and therefore fair value has been computed under the Level 1 hierarchy. The change in fair value recognized under the Level 3 hierarchy was a loss of $7,887,298 and the change in fair value recognized under the Level 1 hierarchy was a gain of $2,800,000, resulting in a net income of $5,087,297 from the change in fair value from inception to December 31, 2021. For the three months ended March 31, 2022 there were no transfers.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any events that would have required adjustment to or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

For the period ended March 31, 2022, we had a net income of $24,170,969, which consists of operating costs of $811,864, costs of the terminated business combination of $5,400,000 and other income of $19,582,833.

For the period ended March 31, 2021, we had a net loss of $266,795, which consists of operating costs of $46,317 and other expense of $220,478.

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income on the proceeds held in the Trust Account. As of March 31, 2022 and December 31, 2021, $400,074,547 and $400,034,264 was held in the Trust Account, respectively. We had cash outside of trust of approximately $833,000 and $987,000 at March 31, 2022 and December 31, 2021, respectively and we had $1,459,587 and $6,325,000 of accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021. Approximately $470,000 and $5,917,000, respectively, of such liabilities at March 31, 2022 and December 31, 2021 relate to the terminated business combination, of which $5,400,000 of the December 31, 2021 balance was waived by the vendor in February 2022.

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

For the three months ended March 31, 2022, cash used in operating activities was $153,890. Net income of $24,170,969 was primarily comprised of change in fair value of warrant liability of $19,542,550 and interest earned on marketable securities held in Trust Account of $40,283. Changes in operating assets and liabilities used $4,742,026 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $578,881. Net loss of $266,795 was primarily comprised of transaction costs allocable to warrant liabilities of $1,265,712, change in fair value of warrant liability of $599,145, change in fair value of overallotment option of $969,375, excess fair value of private placement warrants over consideration paid of $529,653 and interest earned on marketable securities held in Trust Account of $6,367. Changes in operating assets and liabilities used $532,564 of cash for operating activities.

In February of 2022, a vendor waived payment of $5,400,000 of the accrued transaction costs. This reversal is included in the condensed statement of operations.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of approximately $400,075,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the three months ended March 31, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of approximately $833,000 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of March 31, 2022 and December 31, 2021, no Working Capital Loans have been issued.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by March 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income (Loss) per Common Share

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

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020- 06 does not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any significant market or interest rate risk.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Similarly, in carrying out such evaluation, our Chief Executive Officer and Chief Financial Officer also concluded that such disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for accounts payable and accrued expenses, including properly evaluating contractual arrangements and differentiating them as contractual liabilities or accounting contingencies. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against the Company or any members of its management team in their capacities as such. The Company had been party to a legal proceeding captioned Adam Snitkoff v. Mohsin Meghji, et al. which was filed in the Supreme Court of the State of New York located in Nassau County in October 2021 in connection with certain claims relating to the proposed business combination with Syniverse. That proceeding was terminated pursuant to Notice of Voluntary Discontinuance with Prejudice on February 4, 2022. The Company and the members of its management team have not been subject to any other such proceeding in the 12 months preceding the date hereof.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement or such Annual Report filed with the SEC. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

In addition, we may be subject to the following risk in connection with changes in laws and regulations. Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules I 3a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules l 3a-l4(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M3-BRIGADE ACQUISITION II CORP.

Date: May 23, 2022	By:	/s/ Mohsin Y. Meghji
		Name:	Mohsin Y. Meghji
		Title:	Executive Chairman

Date: May 23, 2022	By:	/s/ Brian Griffith
		Name:	Brian Griffith
		Title:	Chief Financial Officer