Form 10-Q
period 2022-06-30
M3-Brigade Acquisition II Corp.
filed 2022-08-12
CIK 1839175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 40,000,000 shares of the Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Class B common stock, par value $0.0001 per share, were issued and outstanding.

M3-BRIGADE ACQUISITION II CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$567,664	$987,254
Prepaid expenses and other current assets	43,360	—
Prepaid insurance – short term	333,443	495,244
Total current assets	944,467	1,482,498
Investment and marketable securities held in trust	400,153,324	400,034,264
Prepaid insurance – long term portion	—	85,821
TOTAL ASSETS	$401,097,791	$401,602,583

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$988,738	$368,395
Accrued terminated merger transaction costs	400,000	5,917,029
Due to affiliates	40,000	40,000
Total current liabilities	1,428,738	6,325,424
Warrant liability	2,119,294	26,645,622
Deferred underwriters discount	14,000,000	14,000,000
Total liabilities	17,548,032	46,971,046
Commitments

Class A Common Stock subject to possible redemption, 40,000,000 shares at redemption value as of June 30, 2022 and December 31, 2021	400,000,000	400,000,000

Stockholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common shares. $0.0001 par value, 50,000,000 shares authorized; 10,000,000 issued and Outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Additional paid in capital	—	—
Accumulated deficit	(16,451,241)	(45,369,463)
Total stockholders’ Deficit	(16,450,241)	(45,368,463)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$401,097,791	$401,602,583

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$315,302	$180,557	$1,127,166	$226,874
Terminated merger transaction costs (costs waived)	—	1,500,000	(5,400,000)	1,500,000
(Loss) Income from operations	(315,302)	(1,680,557)	4,272,834	(1,726,874)

Other income (expense):
Change in fair value of warrant liabilities	4,983,778	3,221,432	24,526,328	3,820,577
Excess fair value of private placement warrants over consideration paid	—	—	—	(529,653)
Change in fair value of overallotment liability	—	437,575	—	1,406,950
Transaction costs	—	—		(1,265,712)
Unrealized gain on investments	78,777	14,298	119,060	20,665
Total Other income, net	5,062,555	3,673,305	24,645,388	3,452,827

Income before provision for income taxes	4,747,253	1,992,748	28,918,222	1,725,953
Provision for income taxes	—	—	—	—
Net income	$4,747,253	$1,992,748	$28,918,222	$1,725,953

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	40,000,000	40,000,000	40,000,000	25,193,370

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.09	$0.04	$0.58	$0.05

Basic and diluted weighted average shares outstanding, non-redeemable common stock	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted net income per share, non-redeemable common stock	$0.09	$0.04	$0.58	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Shares Subject to Possible		Class B		Additional		Total
	Redemption		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(45,369,463)	$(45,368,463)

Net income	—	—	—	—	—	24,170,969	24,170,969

Balance – March 31, 2022	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(21,198,494)	$(21,197,494)

Net income	—	—	—	—	—	4,747,253	4,747,253

Balance – June 30, 2022	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(16,451,241)	$(16,450,241)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Shares Subject to Possible		Class B		Additional		Total
	Redemption		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000

Sale of 40,000,000 Units on March 8, 2021, net of warrant fair value	40,000,000	400,000,000	—	—	—	—	—

Offering costs	—	(21,440,443)	—	—	—	—	—

Fair value Public warrants at inception	—	(20,553,964)	—	—	—	—	—

Fair value of overallotment option at inception	—	(1,406,950)	—	—	—	—	—

Change in Class A common stock subject to possible redemption	—	43,401,357	—	—	(23,850)	(43,377,507)	(43,401,357)

Net loss	—	—	—	—	—	(266,795)	(266,795)

Balance – March 31, 2021	40,000,000	$400,000,000	11,500,000	$1,150	$—	$(43,644,302)	$(43,643,152)

Forfeiture of Class B Shares	—	—	(1,500,000)	(150)	—	150	—

Net income	—	—	—	—	—	1,992,748	1,992,748

Balance – June 30, 2021	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(41,651,404)	$(41,650,404)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$28,918,222	$1,725,953
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(119,060)	(20,665)
Excess fair value of private placement warrants over consideration paid	—	529,653
Change in fair value of warrant liabilities	(24,526,328)	(3,820,577)
Change in fair value of overallotment option	—	(1,406,950)
Transaction costs allocable to liability instruments - warrants and over-allotment liabilities	—	1,265,712
Terminated merger transaction costs waived	(5,400,000)	—
Changes in operating assets and liabilities:
Prepaid expense and other assets	(43,360)	(853,573)
Prepaid insurance – short term	161,801	—
Prepaid insurance – long term	85,821	—
Accounts payable and accrued expenses	620,343	1,523,009
Accrued terminated merger transaction costs	(117,029)	—
Net cash used in operating activities	(419,590)	(1,057,438)

Cash Flows from Investing Activities:
Investments and marketable securities held in trust	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from related party advances	—	128,629
Repayment of related party advances	—	(128,629)
Proceeds from sale of Units, net of offering costs	—	399,318,845
Proceeds from sales of Private Placement Warrants	—	11,250,000
Payment of underwriter’s discount	—	(8,000,000)
Net cash provided by in financing activities	—	402,568,845

Net Change in Cash	(419,590)	1,511,407
Cash – Beginning of period	987,254	—
Cash – End of period	$567,664	$1,511,407

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$14,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

M3-Brigade Acquisition II Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 16, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On August 16, 2021, the Company entered into an Agreement and Plan of Merger with Syniverse Corporation. On February 9, 2022, the proposed transaction with Syniverse Corporation was terminated. The Company incurred $6,372,703 of costs in connection with the terminated merger transaction through December 31, 2021, of which $5,917,029 was unpaid at December 31, 2021. In February 2022, the Company was notified that accrued merger transaction costs of $5,400,000 had been waived by a vendor. The Company derecognized this liability during the quarter ended March 31, 2022.

The Company has selected December 31 as its fiscal year end.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through June 30, 2022 relates to the Company’s formation and its initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants.

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

Following the closing of the IPO on March 8, 2021, $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a Trust Account and may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations and up to $100,000 of interest to pay dissolution expenses, the proceeds from the IPO and the sale of the Private Warrants will not be released from the trust account until the earlier of (i) the completion of the Company’s initial business combination and (ii) the redemption of 100% of the Company’s public shares if the Company is unable to complete the Company’s initial business combination within 24 months from the closing of the IPO (March 8, 2023). The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock will be recorded at redemption amount and classified as temporary equity prior to the consummation of such initial Business Combination, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential targets or investors, or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 5). Approximately $3.2 million of the proceeds from the sale of the private placement warrants, net of direct expenses, was deposited into an operating bank account to fund the cost of operations. As of June 30, 2022, the Company had approximately $567,664 in its operating bank account, and had a working capital deficiency of approximately $330,947 excluding the deferred underwriting commission and warrant liability. The deferred underwriting commissions of $14 million are payable upon the closing of a business combination. The Company believes it is likely that it will be required to obtain additional funding in order to continue its operations for the next 12 months. If a business combination transaction does not occur, management believes that a substantial portion of such fees will not be required to be paid or will be substantially reduced.

Additionally, related parties have paid certain offering and operating costs as needed. As of June 30, 2022, the Company owed $40,000 to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination and the transactions contemplated by the Merger Agreement.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by March 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchanges Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $568,000 and $987,000 in cash as of June 30, 2022 and December 31, 2021, respectively. The Company had no cash equivalents (other than assets held in the Trust Account) at June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities and at June 30, 2022, such assets instead were substantially held in U.S. government securities. Marketable Securities held in the Trust Account are classified as trading securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering or (ii) Private Placement Warrants because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Such warrants are exercisable to purchase 20,833,333 shares of Class A common stock in the aggregate following a business combination

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. As of June 30, 2022 and 2021, the Company had dilutive securities consisting of 20,833,333 warrants that could, potentially, be exercised or converted into common stock, however because of the net loss they are considered anti-dilutive instruments. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The underwriters had a 45-day option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. That option expired without being exercised on April 17, 2021.

Below is a reconciliation of the net income per common stock:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$3,797,802	$949,451	$1,594,198	$398,550	$23,134,578	$5,783,644	$1,235,533	$490,420
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	25,193,370	10,000,000
Basic and diluted net income per common stock	$0.09	$0.09	$0.04	$0.04	$0.58	$0.58	$0.05	$0.05

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0% for the three months ended June 30, 2022 and 2021, and 0% for the six months ended June 30, 2022 and 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020- 06 does not have an impact on the Company’s financial statements.

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

As of June 30, 2022 and December 31, 2021, the Company owed approximately $40,000 to related parties on account of reimbursed expenses incurred in connection with the sourcing of its initial business combination.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant agreement per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

At June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. A summary of the activity in the account is summarized as follows:

Proceeds at issuance date (March 8, 2021),	$400,000,000
Less: proceeds allocated to public warrants	(20,533,964)
Class A common stock issuance cost	(21,440,443)
Fair value overallotment option	(1,406,950)
Adjustment to Redemption Value	43,401,357
Class A ordinary shares subject to redemption	$400,000,000

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 450,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, 40,000,000 shares of Class A common stock subject to possible redemption issued and outstanding.

Class B common stock — The Company is authorized to issue a total of 50,000,000 shares of Class B common stock at par value of $0.0001 each. On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 5). This number includes 1,500,000 shares of Class B common stock which were forfeited because the over-allotment option was not exercised by the underwriters (See Note 5). At June 30, 2022 and December 31, 2021, there were 10,000,000 shares issued and outstanding.

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

NOTE 9. RECURRING FAIR VALUE MEASUREMENTS

Investment Held in Trust Account

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of U.S. government securities in the amount of $400,153,324 and as of December 31, 2021, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities in the amount of $400,034,264. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At June 30, 2022 and December 31, 2021, there were 13,333,333 public warrants for the purchase of Class A shares at $11.50 per share and 7,500,000 private warrants for the purchase of Class B shares at $1.50 per share. At June 30, 2022 and December 31, 2021, the Company’s warrants liability was valued at $2,119,294 and $26,645,622, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Recurring Fair Value Measurements

The Company’s investments consist of U.S. government securities or mutual funds that invest primarily in U.S. government securities. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability (including Public Warrants prior to trading separately on April 26, 2021) is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Public Warrants were transferred to Level 1 for the period ending December 31, 2021.

The following table presents fair value information as of June 30, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities

U.S. Treasury Securities	$400,153,324	$400,153,324	—	—
Liabilities:
Private Placement Warrants	784,627	—	—	784,627
Public Warrants	1,334,667	1,334,667	—	—

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

Measurement

The Company established the initial fair value for the Warrants as of March 8, 2021, which was the date of the consummation of the Company’s IPO, and on June 30, 2022. On December 31, 2021 the fair value was remeasured. For the initial periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market, but the Public Warrants did commence separate trading as of April 26, 2021. As such, the Company used a Monte Carlo simulation model to value the Warrants for the initial periods and valued the Public Warrants based upon market values for the December 31,2021 remeasurement. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. The aggregate fair value of the Public Warrants, which amounted to $20,553,963 at the closing date of the IPO, was transferred to Level 1 following the detachment of the warrants for separate trading and at which time quoted prices existed in active markets. The key inputs into the Monte Carlo simulation model for the Warrants were as follows at December 31, 2021 and at June 30, 2022 for the private warrants:

	December 31, 2021	June 30, 2022
Risk-fee interest rate	1.27%	3.02%
Expected term (years)	5.14	5.60
Expected volatility	19.8%	8.6%
Exercise price	$11.50	$11.50
Probability of completing a business combination	99%	60%
Dividend yield	0	0

The change in the fair value of the level 3 warrant liabilities for the three and six months ended June 30, 2022 is summarized as follows:

Private Warrants
Fair value at January 1, 2022	$11,178,955
Change in fair value	(8,562,550)
Fair Value at March 31, 2022	$2,616,405
Change in fair value	(1,831,778)
Fair Value at June 30, 2022	$784,627

The change in the fair value of the level 3 warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total Warrants
Fair value at March 8, 2021 (Initial measurement)	$20,553,964	$11,779,653	$32,333,617
Change in fair value	(297,884)	(301,261)	(599,145)
Fair Value at March 31, 2021	$20,256,080	$11,478,392	$31,734,472
Change in fair value	(4,856,080)	1,635,048	(3,221,032)
Transfer to Level 2	(15,400,000)	—	(15,400,000)
Fair Value at June 30, 2021	$—	$13,113,440	$13,113,440

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 16, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination, including activities relating to the terminated merger agreement with Syniverse Corporation. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $4,747,253, which consists of change in fair value of warrant liabilities of $4,983,778 and unrealized gain on investments of $78,777, offset by formation and operating costs of $315,302.

For the six months ended June 30, 2022, we had a net income of $28,918,222, which consists of which consists of change in fair value of warrant liabilities of $24,526,328, unrealized gain on investments of $119,060 and costs of the terminated business combination of $5,400,000, offset by formation and operating costs of $1,127,166.

For the three months ended June 30, 2021, we had a net income of $1,992,748, which consists of change in fair value of warrant liabilities of $3,221,432, change in fair value of overallotment liability of $437,575 and unrealized gain on investments of $14,298, offset by the formation and operating costs of $180,557 and merger related costs of $1,500,000.

For the six months ended June 30, 2021, we had a net income of $1,725,953, which consists of change in fair value of warrant liabilities of $3,820,577, change in fair value of overallotment liability of $1,406,950 and unrealized gain on investments of $20,665, offset by the formation and operating costs of $226,874, merger related costs of $1,500,000, excess fair value of private placement warrants over consideration paid of $529,653 and transaction costs of $1,265,712.

Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates (including activities relating to the terminated merger agreement with Syniverse Corporation) and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income on the proceeds held in the Trust Account. As of June 30, 2022 and December 31, 2021, $400,153,324 and $400,034,264 was held in the Trust Account, respectively. We had cash outside of trust of approximately $568,000 and $987,000 at June 30, 2022 and December 31, 2021, respectively and we had $1,428,738 and $6,325,424 of accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021. Approximately $400,000 and $5,917,000, respectively, of such liabilities at June 30, 2022 and December 31, 2021 relate to the terminated business combination, of which $5,400,000 of the December 31, 2021 balance was waived by the vendor in February 2022.

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earliest of (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through June 30, 2022, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

Liquidity and Capital Resources

On March 8, 2021, we consummated the Initial Public Offering of 40,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $400,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,500,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $11,250,000. On April 19, 2021, the overallotment option provided to our underwriter expired without being exercised.

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

For the six months ended June 30, 2022, cash used in operating activities was $419,590. Net income of $28,918,222 was primarily comprised of change in fair value of warrant liability of $24,526,328 and unrealized gain on marketable securities held in Trust Account of $119,060. Changes in operating assets and liabilities used $4,692,424 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,057,438. Net income of $1,725,953 was primarily comprised of change in fair value of warrant liability of $3,820,577, change in fair value of overallotment option of $1,406,950 and unrealized gain on marketable securities held in Trust Account of $20,665, offset by transaction costs allocable to warrant liabilities of $1,265,712 and excess fair value of private placement warrants over consideration paid of $529,653. Changes in operating assets and liabilities provided by $669,436 of cash for operating activities.

In February of 2022, a vendor waived payment of $5,400,000 of the accrued transaction costs. This reversal is included in the condensed statement of operations.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of approximately $400,153,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the three and six months ended June 30, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of approximately $568,000 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of June 30, 2022 and December 31, 2021, no Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020- 06 does not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any significant market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Similarly, in carrying out such evaluation, our Chief Executive Officer and Chief Financial Officer also concluded that such disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for accounts payable and accrued expenses, including properly evaluating contractual arrangements and differentiating them as contractual liabilities or accounting contingencies. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

M3-BRIGADE ACQUISITION II CORP.

Date: August 12, 2022	By:	/s/ Mohsin Y. Meghji
		Name:	Mohsin Y. Meghji
		Title:	Executive Chairman

Date: August 12, 2022	By:	/s/ Brian Griffith
		Name:	Brian Griffith
		Title:	Chief Financial Officer