Form 10-K
period 2022-12-31
M3-Brigade Acquisition II Corp.
filed 2023-04-17
CIK 1839175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐  NO   ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

The Registrant’s Units began trading on the New York Stock Exchange on March 4, 2021 and the Registrant’s shares of Class A common stock and public warrants began separate trading on the New York Stock Exchange on April 26, 2021. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2022, was $400,800,000.

As of April 12, 2023, there were 4,536,981 shares of Class A common stock, $0.0001 par value, and 10,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to M3-Brigade Acquisition II Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” are to M3-Brigade Sponsor II LP, a Delaware limited partnership. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1. Business.

Introduction

We were incorporated on December 16, 2020 and were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

We were formed as an independent company by executives of M3 Partners and Brigade. M3 Partners is a leading financial advisory firm which provides advisory services to companies at inflection points in their growth trajectories. Brigade is a leading global investment advisor that was founded in 2006 to specialize in credit-focused investment strategies and has approximately $25 billion in assets under management. M3 Partners and Brigade have agreed to provide support to us in our pursuit of a successful initial business combination. The team at M3 Partners has successfully completed hundreds of engagements in which it has assisted stockholders, creditors and companies in maximizing the value of businesses and assets held by them. Brigade brings a track record of over 14 years of deep fundamental credit research driven by a disciplined investment process which has been proven over numerous market cycles.

We are led by the team that organized M III Acquisition Corp. (the “Initial SPAC”), M3-Brigade Acquisition III Corp. (the “Third SPAC”) and Brigade-M3 European Acquisition Corporation (the “Euro SPAC”). Members of our team managed the Initial SPAC through an initial business combination in March 2018 to create Infrastructure and Energy Alternatives, Inc. (“IEA”) (NASDAQ:IEA). IEA is a leading engineering, procurement and construction company which specializes in renewable energy infrastructure and was acquired by MasTec, Inc. (NYSE:MTZ) on October 7, 2022. The Third SPAC completed its initial public offering on October 26, 2021 and has entered into a business combination agreement with Greenfire Resources Ltd., a Calgary-based energy company focused on the sustainable production and development of thermal energy resources from the Athabasca region of Alberta, Canada, and certain of its affiliates. The transactions contemplated by such business combination agreement remain subject to approval by the shareholders of the Third SPAC and satisfaction of certain other conditions. The Euro SPAC completed its initial public offering on December 10, 2021 and also is currently seeking an appropriate partner for its initial business combination.

Our amended and restated certificate of incorporation initially provided that we had until March 8, 2023 to consummate our initial business combination. On March 7, 2023, we obtained an extension of that expiry date to December 8, 2023. In connection with such extension and as required by the Company’s charter, each holder of Class A common stock who was not affiliated with the Company was afforded the opportunity to cause the Company to redeem such holder’s Class A common stock at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption completely extinguished such public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law. The holders of 35,463,019 shares of our Class A common stock elected to have their shares redeemed. As a result, 4,536,981 shares of our Class A common stock remain outstanding on March 8, 2023 and the balance in our trust account has been reduced to $46,066,466 as of such date.

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

Company History

On March 8, 2021, we completed our initial public offering (the “Initial Public Offering” or the “IPO”) of 40,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $400,000,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share, and one-third of one public warrant. Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

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

On April 19, 2021, our sponsor forfeited at no cost 1,500,000 shares of Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 10,000,000 shares of Class B common stock (the “Class B common stock” or “founder shares”).

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

On December 30, 2022, our sponsor agreed to irrevocably and unconditionally abandon and surrender, for no consideration, its interest in the 7,500,000 private placement warrants that previously had been issued to it. The value of the private placement warrants were considered a capital contribution and recorded as equity at December 30, 2022.

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

Members of our management team directly or indirectly own common stock and may elect to acquire additional common stock or warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Terminated Business Combination

On August 16, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Steel Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of MBAC, and Syniverse Corporation, a Delaware corporation (“Syniverse”), pursuant to which Merger Sub was to merge with and into Syniverse, with Syniverse surviving the merger as a wholly owned subsidiary of MBAC. On February 9, 2022, MBAC and Syniverse entered into a Mutual Written Consent of Termination, pursuant to which the parties agreed to terminate the Merger Agreement effective as of February 9, 2022 due to unfavorable market conditions.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period.

Financial Position

We have available for a business combination in the amount of approximately $32,066,466 as of March 8, 2023, assuming no further redemptions and after payment of up to $14,000,000 of deferred underwriting fees. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until December 8, 2023, to complete our initial business combination (the period from the closing of the IPO until December 8, 2023, or such later date as described herein, the “completion window”). If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

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

Although we cannot assure you that there will be sufficient funds for such purpose, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account and from the permitted withdrawal from the Trust Account of up to $100,000 of accrued interest in the Trust Account.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to approximately $124,855 from the proceeds held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiry of our completion window and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Certain Potential Conflicts of Interest Relating to M3-Brigade Acquisition III Corp., Brigade-M3 European Acquisition Corp. and the Company and Our Officers and Directors

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, our officers and directors have formed and are actively engaged in each of M3-Brigade Acquisition III Corp., a special purpose acquisition corporation that completed its initial public offering in October 2021 and Brigade-M3 European Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in December 2021. Each of M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries. M3-Brigade Acquisition III Corp. originally had until October 26, 2023 and extended to April 26, 2023 (with the right to extend for up to an additional six months, assuming that M3-Brigade Acquisition III Corp. exercises its option to extend the period of time it will have to complete an initial business combination, each by an additional 3 months for a total of up to 24 months) and Brigade-M3 European Acquisition Corp. has until June 14, 2023 to do so, in each such case absent an extension in accordance with its respective charter. Any such companies, including M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.

In addition, affiliates of our Sponsor, officers and directors may own equity interests in our initial business combination target and may have the right to vote in favor of the proposed business combination without owing any fiduciary obligation to our public stockholders with respect to their shares of our Class A common stock. Such a conflict may make it more likely that the Company would enter into an initial business combination with a target in which such affiliates have a pre-existing interest and could result in the Company consummating an initial business combination that is less advantageous to our public stockholders than would otherwise be the case.

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

Limitations on Our Access to Investment Opportunities

M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp may compete with us for acquisition opportunities that we may target for our initial business combination. If our management team, which includes management involved in M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp., may decide to pursue any such opportunity or determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within the group of such involved persons who may make decisions for us may be suitable for both us and for M3-Brigade Acquisition III Corp. or Brigade-M3 European Acquisition Corp. may be directed to M3-Brigade Acquisition III Corp. or Brigade-M3 European Acquisition Corp. or other third parties, rather than to us.

Such involved management team members do not have any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware.

Our management team, in their other endeavors (including any affiliation they may have with M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp.), may choose or be required to present potential business combinations or other transactions to M3-Brigade Acquisition III Corp. or Brigade-M3 European Acquisition Corp. or third parties, before they present such opportunities to us. Please see “Risk Factors — Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.”

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

The Sarbanes-Oxley Act requires that we evaluate our internal control procedures for the fiscal year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following March 8, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus associated with our IPO and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to:

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The reduction in the amount currently held in trust as a result of redemptions that were effected by our stockholders in connection with the recent modification of our charter to extend the completion window may limit the quantity and quality of business combinations available to us.

●	The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any increase in the number of COVID-19 infections or the outbreak of a novel variant.

●	Our search for a business combination, our ability to finance such business combination, and any target business with which we ultimately consummate a business combination, may be material adversely affected by the continuing hostilities between The Russian Federation and Ukraine and the sanctions and other steps taken by governmental authorities around the world have taken and may in the future take in reaction to those hostilities.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The reduction in the amount currently held in trust as a result of redemptions that were effected by our stockholders in connection with the recent modification of our charter to extend the completion window may limit the quantity and quality of business combinations available to us.

In connection with the recent amendment of our charter to extend the completion window to December 8, 2023, stockholders were offered the opportunity to exercise their redemption rights and the amount held in trust was significantly reduced as a result of such redemptions. This reduction in the amount held in trust may limit our attractiveness as a business combination partner, may limit the size of our initial business combination, and may reduce the options available to us for consummating our initial business combination. This may result in us being unable to consummate our initial business combination during the completion window or could impact the value and opportunity for appreciation of our common stock following the consummation of our initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continuing COVID-19 outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic” and such outbreak resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide. Any increase in COVID-19 infection rates or the emergence of a new COVID-19 variant could further impact worldwide economies and financial markets. Similarly, the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 give rise to new restrictions on travel, limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If additional disruptions posed by COVID-19 or other matters of global concern arise and continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continuing hostilities between the Russian Federation and Ukraine.

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. As the hostilities between Russia and Ukraine continue, additional sanctions and penalties may be imposed which further restrict the ability of companies throughout the world to do business with Russia. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants that remain in our trust account, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our Class A common stock, this may potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination.

We believe it is likely that the funds currently available to us outside of the trust account will not be sufficient to allow us to operate for at least the remainder of the completion window. In such event, we would be required either to obtain incremental funding for our continued operations or we would not be able to complete our initial business combination. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, only approximately $124,855 were available to us outside the trust account on December 31, 2022 to fund our working capital requirements and we have significant accounts payable which exceed the amount available to us outside of our trust account. If we are required to seek additional capital, we would need to borrow funds from our sponsor or an affiliate of our sponsor, our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 501,000,000 shares of all classes of capital stock, consisting of two classes as follows: (i) 500,000,000 shares, each with a par value of $0.0001 per share, of common stock, with such class comprising two series of (a) 450,000,000 shares designated the Class A common stock and (b) 50,000,000 shares designated the Class B common stock; and (ii) 1,000,000 shares, each with a par value of $0.0001 per share, of preferred stock. After giving effect to the Initial Public Offering, there are 460,000,000 and 40,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of Class B common stock. Our Class B common stock is convertible into Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. After the Initial Public Offering, there are no shares of preferred stock issued and outstanding.

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

The net proceeds from the Initial Public Offering and the private placement of units provided us with $31,369,810 (after giving effect to the payment of $14,000,000 of deferred underwriting costs and after giving effect to redemptions of our Class A common stock in connection with the recent amendment of our charter) that we may use to complete our business combination.

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

Although we have not yet selected any prospective target business, and thus cannot ascertain the capital requirements for our initial business combination, we anticipate that we will find the greatest number of opportunities for our initial business combination among companies with aggregate enterprise value of approximately $300 million to $1.5 billion. If we are unable to use our capital stock in sufficient quantity in addition to the proceeds from the Initial Public Offering and the sale of the private placement warrants, the acquisition of a target business with enterprise value within this range will require that we seek additional financing in excess of the net proceeds of the Initial Public Offering the sale of the private placement warrants. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our working capital requirements as well as franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

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

After giving effect to redemptions in connection with our recent charter amendment, our initial stockholders own 68.7% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

We offered our units at an offering price of $10.00 per unit and the amount deposited in our trust account is $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to the Initial Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $386,000,000, which is the amount in cash we would have for our initial business combination in the trust account after giving effect to the payment of $14,000,000 of deferred underwriting commissions, assuming that no interest is earned on the funds held in the trust account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s equity holders or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, or the impact of our public and private warrants. At such valuation, each share of our common stock would have an implied value of $7.72 per share upon consummation of our initial business combination, which would be a 22.8% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the Initial Public Offering, assuming no value is ascribed to the public warrants).

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

We issued public warrants to purchase 13,333,333 shares of our Class A common stock as part of the units offered by the Initial Public Offering. Warrants may be exercised only for a whole number of shares of Class A common stock. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, our officers and directors have formed and are actively engaged in M3-Brigade Acquisition III Corp., a special purpose acquisition corporation that completed its initial public offering in October 2021 and Brigade-M3 European Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in December 2021. Each of M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp., like us, may pursue initial business combination targets in any businesses, industries or geographies. Absent an extension in accordance with its charter, M3-Brigade Acquisition III Corp. has until April 2022 (or until October 2023, pursuant to an option to extend the period of time it will have to complete an initial business combination up to four times, each by an additional 3 months, for a total of up to 24 months, with two of such options having now been exercised) and Brigade-M3 European Acquisition Corp. has until June 2023 to do so. Any such companies, including M3-Brigade Acquisition III Corp. and Brigade-M3 European Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.

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

Like most SPACs, our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor with the economic interests of our public stockholders. Our sponsor has invested in us an aggregate of $11,275,000, comprised of the $25,000 purchase price for the founder shares and the $11,250,000 purchase price for the private placement warrants (which have now been unconditionally and irrevocably abandoned by our sponsor). Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 10,000,000 founder shares would have an aggregate implied value of $100,000,000. Even if the trading price of our Class A common stock was as low as $1.51  per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to invest in the Initial Public Offering and/or redeem your shares prior to or in connection with an initial business combination.

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

General Risk Factors

We identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result in a material adverse effect on our ability to consummate an initial business combination.

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

Holders

Although there are a larger number of beneficial owners, at April 12, 2023, there was one holder of record of our units, one holder of record of our separately traded Class A common stock and one holder of record of our separately traded warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In December 2020, our sponsor purchased an aggregate of 7,187,500 shares of Class B common stock (the “Class B common stock” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On February 11, 2021, we effected a share stock split, resulting in our sponsor holding 8,625,000 shares of Class B common stock. On February 19, 2021, we effected another share stock split, resulting in our sponsor holding 11,500,000 shares of Class B common stock. On March 3, 2021, our sponsor transferred 25,000 shares of Class B common stock to one of our directors, which shares were not subject to forfeiture when the underwriter’s over-allotment option is not exercised. On April 19, 2021, our sponsor forfeited, for no consideration, 1,500,000 shares of Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 10,000,000 shares of Class B common stock. The shares of the Class B common stock were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Concurrently with the consummation of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 7,500,000 private placement warrants to the sponsor at a price of $1.50 per private placement warrant, generating gross proceeds of $11,250,000 to the Company. The private placement warrants were irrevocably and unconditionally abandoned and surrendered by our Sponsor on December 30, 2022, for no consideration. No underwriting discounts or commissions were paid with respect to the private placement of the private placement warrants to the sponsor.

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

Recent Developments

Our amended and restated certificate of incorporation initially provided that we had until March 8, 2023 to consummate our initial business combination. On March 7, 2023, we obtained an extension of that expiry date to December 8, 2023. In connection with such extension and as required by the Company’s charter, each holder of Class A common stock who was not affiliated with the Company was afforded the opportunity to cause the Company to redeem such holder’s shares of Class A common stock at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law. The holders of 35,463,019 shares of our Class A common stock elected to have their shares redeemed. As a result, 4,536,981 shares of our Class A common stock remain outstanding on March 8, 2023 and the balance in our trust account has been reduced to $46,066,466 as of such date.

Results of Operations

We have not generated any revenues to date. Our only activities from December 16, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination (including our proposed business combination with Syniverse Corporation which was terminated by mutual agreement of the parties on February 9, 2022). We do not expect to generate any revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and expenses relating to the sourcing and consummation our initial business combination.

For the year ended December 31, 2022, we had a net income of $33,429,280, which consists of change in fair value of warrant liabilities of $25,469,581, reversal of previously recorded terminated merger costs of $5,400,000, unrealized gain on investments of $5,328,058, offset by formation and operating costs of $1,861,953 and provision for income taxes of $906,406.

For the year ended December 31, 2021, we had a net loss of $1,992,106 which consists of operating costs of $953,247, costs of the terminated business combination of $6,372,702 and offset by other income of $5,333,844.

Through December 31, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates (including activities relating to the terminated merger agreement with Syniverse Corporation) and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income on the proceeds held in the Trust Account. As of December 31, 2022 and 2021, $404,097,322 and $400,034,264 was held in the Trust Account, respectively. We had cash outside of trust of $124,855 and $987,254 at December 31, 2022 and 2021, respectively and we had $1,431,683 and $6,325,424 of accounts payable and accrued expenses as of December 31, 2022 and 2021. Approximately $400,000 and $5,917,029, respectively, of such liabilities at December 31, 2022 and 2021 relate to the terminated business combination, of which $5,400,000 of the December 31, 2021 balance was waived by the vendor in February 2022.

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earliest of (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through December 31, 2022, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

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

For the year ended December 31, 2022, cash used in operating activities was $2,103,611. Net income of $33,429,280 was primarily comprised of change in fair value of warrant liability of $25,469,581, unrealized gain on marketable securities held in Trust Account of $5,328,058 and accrued terminated merger transaction costs waived of $5,400,000. Changes in operating assets and liabilities provided $664,748 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $1,621,591. Net loss of $1,992,106 was primarily comprised of change in fair value of warrant liability of $5,687,995, unrealized gain on marketable securities held in Trust Account of $34,264, excess fair value of private placement warrants over consideration paid of $529,653, change in fair value of overallotment option of $1,406,950 and transaction costs allocable to liability instruments - warrants and over-allotment liabilities of $1,265,712. Changes in operating assets and liabilities provided $5,704,359 of cash for operating activities.

In February of 2022, a vendor waived payment of $5,400,000 of the accrued transaction costs. This reversal is included in the statement of operations.

As of December 31, 2022, we had cash and marketable securities held in the Trust Account of approximately $404,097,322. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2022, we withdraw $1,265,000 interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $124,855 outside of the Trust Account. The Company believes it is likely that it will be required to obtain additional funding in order to continue its operations for the next 12 months. If a business combination transaction does not occur, management believes that a substantial portion of such fees will not be required to be paid or will be substantially reduced.

Additionally, related parties have paid certain offering and operating costs as needed. As of December 31, 2022, the Company owed $40,000 to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination and the transactions contemplated by the Merger Agreement.

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

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of December 31, 2022 and 2021, no Working Capital Loans have been issued.

Going Concern

As a result of the expenses incurred in connection with the proposed transaction with Syniverse Corporation prior to its termination and other operating expenses, we anticipate that we may need to raise additional funds in order to meet the expenditures required for operating our business, pay our existing liabilities and pay for the costs of identifying a target business, undertaking in depth due diligence and negotiation a Business Combination. Additionally, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by December 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 8, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit issued at our initial public offering, or $14,000,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement.

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

As of December 31, 2022, we were not subject to any significant market or interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective for all periods of financial reporting reflected in our financial statements as of December 31, 2022.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments and the accounting for accrued expenses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Mohsin Y. Meghji	58	Chairman of the Board of Directors and Chief Executive Officer
Matthew Perkal	37	Executive Vice President – Mergers & Acquisitions
William Gallagher	64	Executive Vice President
Charles Garner	60	Executive Vice President and Secretary
Brian Griffith	48	Chief Financial Officer
Frank M. Garrison, Jr.	68	Director
Dale R. Gerard	52	Director
John Paul Roehm	47	Director
Steven Vincent	66	Director
Aaron Yeary	47	Director

Mohsin Y. Meghji serves as our Chairman and Chief Executive Officer and also serves as Executive Chairman of the Third SPAC and as a member of the management team for the Euro SPAC. Mr. Meghji was the principal sponsor of each of the Initial SPAC and the Third SPAC. Mr. Meghji also serves as the Managing Partner of M3 Partners and is a nationally recognized U.S. turnaround professional with a track record of building value across a wide range of sectors, including power, energy and industrials. M3 Partners is a merchant banking, investment and restructuring advisory firm founded by Mr. Meghji which provides operational, strategic and financial advisory solutions to support complex businesses at inflection points in their growth trajectory. Mr. Meghji has more than 30 years of advisory and management experience in building value in companies that are facing financial, operational or strategic inflection points and transitions. He has accomplished this through both operating management and financial advisory roles, often in partnership with some of the world’s leading financial institutions, private equity firms and hedge fund investors.

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

Charles Garner serves as our Executive Vice Present and also serves as Executive Vice President of the Third SPAC, as a member of the management team for the Euro SPAC and as Managing Director and General Counsel for M3 Partners. Mr. Garner began his career in 1987 as an attorney at Simpson Thacher & Bartlett, a leading international law firm, where he rose to become a partner in the corporate/banking group. Mr. Garner has served as Executive Managing Director and Chief Operating Officer of Island Capital Group LLC, a real estate-focused merchant banking firm, where he played key roles in the formation of Emirates National Securitisation Corporation (a joint venture with various entities of the Government of Dubai to create a mortgage securitization market in Dubai) and Island Global Yachting (a leading owner and operator of luxury and megayacht marinas). Among other positions, Mr. Garner also has served as Interim CEO of a European industrial software company focused on the utilities industry. Mr. Garner has served as a director of IEA (with a short period of interruption) since its formation in March 2018 until its merger with MasTec Corporation in October 2022. Mr. Garner is a graduate of the University of Pennsylvania with a BA in Political Science and Urban Studies and a law degree, cum laude, from New York University School of Law.

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

Dale R. Gerard serves as one of our Directors. Mr. Gerard currently serves as CFO of iFIT Health and Fitness. Mr. Gerard was previously CFO of Vivint Smart Home, Inc. (NYSE:VVNT) or its predecessor from October 2019 to May 2022 and has held other positions of increasing responsibility since 2010. Before this, Mr. Gerard served as the Assistant Treasurer and Director of Finance for American Commercial Lines Inc. from 2007 to 2010. Prior to that, Mr. Gerard served as a Senior Financial Analyst at Wabash National Corporation from 2003 to 2007 and a Financial Analyst at Chemtura from 2000 to 2003. Prior to Chemtura, Mr. Gerard served as Director of Revenue Accounting at Schilli Transportation Services from 1998 to 2000, as Recovery/Late Stage Collection Supervisor at PNC National Bank (NYSE:PNC) from 1997 – 1998, and as Branch Manager for Mercury Finance Company. Mr. Gerard holds a B.S. in Accounting and an MBA from Purdue University. We believe Mr. Gerard’s significant investment experience makes him well-qualified to serve as a member of our board of directors.

John Paul Roehm, serves as one of our Directors. Mr. Roehm has served as a director and as Chief Executive Officer and President of Infrastructure and Energy Alternatives, Inc. since March 2018. IEA, a leading infrastructure services company focused on renewable energy and transportation infrastructure with operations across the United States, merged with MasTec Corporation in October 2022 where Mr. Roehm continues to lead IEA as a MasTec Business Unit President. Mr. Roehm served as President and Chief Executive Officer of IEA from February 2015 through March 2018. Mr. Roehm has over 20 years of heavy civil and energy engineering and construction experience ranging from Project Superintendent, Project Engineer, Estimator, Project Manager, and VP of Business Development. He was employed for over twenty years atWhite Construction, Inc., an entity that IEA acquired in 2011. During the period of 2011 through early 2015, he guided IEA’s Business Development and corporate growth strategy and also served on IEA’s previous mergers and acquisitions team developing targets, performing due diligence and participating in negotiations. He pioneered IEA’s expansion into renewables, which resulted in a substantial growth of IEA. In his tenure as President and Chief Executive Officer of IEA, IEA performed at record levels of revenue and EBITDA and attained a leading market share of the wind EPC market while producing safety performance superior to IEA’s industry peers and competitors.Mr. Roehm holds a B.S. in Civil Engineering from the Rose-Hulman Institute of Technology. Mr. Roehm is qualified to serve as a member of the Board due to his prior long-term, senior level experience with renewable energy, and his experience in developing and implementing successful corporate growth strategies in the renewable sector.

Steven Vincent, serves as one of our Directors. Mr. Vincent was a Partner, Chief Operating Officer and Chief Legal Officer of Brigade Capital Management, LP, an approximately $25 billion diversified global investment management firm specializing in investment credit strategies, until his retirement in March 2022. Mr. Vincent joined Brigade Capital in February 2008. Prior to Brigade Capital, Mr. Vincent served as the Associate Director of Litigation and Regulatory Proceedings at Goldman Sachs from May 2002 to September 2008. Mr. Vincent also served as Senior Vice President and Senior Attorney at Lehman Brothers from October 1993 to April 2002. Mr. Vincent’s private practice experience includes having worked at Jones Day from September 1990 to September 1993; Anderson Kill P.C. from December 1984 to August 1990; and Windels Marx from September 1983 to November 1984. Mr. Vincent earned a B.A., magna cum laude, in Political Science from Boston College and a J.D. from Fordham University School of Law. Mr. Vincent has been a member of the Boston College Wall Street Executive Committee since 2009; is a former Trustee of the Gregorian University Foundation (2013 – 2020); a former Trustee of Sacred Heart Academy (Hempstead, New York) (2011 – 2016); and a former Trustee of Xavier High School from 1992 – 2001 (Chair 1998 – 2001). Mr. Vincent also served as a Director of the Jefferson Insurance Company (subsidiary of the Allianz Group) from 1999 – 2001. We believe Mr. Vincent’s significant investment experience makes him well qualified to serve as a member of our board of directors.

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

In addition to Mr. Perkal and Mr. Chaice, key members of the Brigade team include:

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

Chris Chaice is Senior Director, Senior Counsel – Restructuring and Private Credit and Partner at Brigade, where he advises the Brigade investment team with respect to structuring investments, restructurings, bond and bank debt covenants, and litigations. Mr. Chaice also serves as an Executive Vice President of the Third SPAC. Mr. Chaice has been employed by Brigade since November 2012 and served as a Senior Credit Attorney from November 2012 until January 2021. Prior to joining Brigade, Mr. Chaice worked at Covenant Review, a fixed-income research firm from July 2008 to October 2012, where he analyzed debt covenants, complex capital structures, and bankruptcy issues. Additionally, from August 2006 to May 2008, Mr. Chaice worked as an Analyst at Southpaw Asset Management, where he analyzed event-driven investment opportunities relating to bankruptcies, restructurings, liquidations and litigation. Prior to Southpaw, Mr. Chaice practiced law at Cahill Gordon & Reindel from September 1999 to September 2005, and at Willkie Farr & Gallagher from September 2005 to August 2006, where he specialized in capital markets transactions, primarily representing underwriters of high yield bonds and leveraged loans. Mr. Chaice received a BA in Political Science from Syracuse University and a law degree, cum laude, from New York University School of Law.

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

Executive Officer and Director Compensation

None of our officers or directors has received any compensation for services rendered to us. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates. One of our independent directors has received 25,000 shares of Class B common stock from our sponsor.

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

Compensation Committee Interlocks and Insider Participation

Mr. Garner, who is our Executive Vice President, served as a member of the Board of Directors of Infrastructure and Energy Alternatives, Inc. (NASDAQ: IEA) until its merger with MasTec Corporation in October 2022. Mr. Roehm, who is one of our directors, is Chief Executive Officer of Infrastructure and Energy Alternatives, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from January 1, 2022 to December 31, 2022, there were no delinquent filers.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Mohsin Y. Meghji	M-III Partners, LP	Financial Advisory Services	Managing Partner
	M3-Brigade Acquisition III Corp.	Blank Check Company	Chairman of the Board of Directors and Chief Executive Officer
	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor

Matthew Perkal	Brigade Capital Management, LP	Investments	Senior Portfolio Manager – Private Credit And Restructuring
	M3-Brigade Acquisition III Corp.	Blank Check Company	Executive Vice President and Head of Mergers and Acquisitions
	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor

William Gallagher	M-III Partners, LP	Financial Advisory Services	Managing Director
	M3-Brigade Acquisition III Corp.	Blank Check Company	Executive Vice President
	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor
.
Charles H. F. Garner	M-III Partners, LP	Financial Advisory Services	Managing Director
	M3-Brigade Acquisition III Corp.	Blank Check Company	Executive Vice President and Secretary
	Brigade-M3 European Acquisition Corp.	Blank Check Company	Advisor

Brian Griffith	M-III Partners, LP	Financial Advisory Services	Managing Director

Frank M. Garrison, Jr.	C-III Capital Partners, LLC.	Real Estate Investing	Principal Advisor

Dale Gerard	iFit Inc.	Health and Fitness Subscription Technology	Chief Financial Officer

John Paul Roehm	Infrastructure and Energy Alternatives, Inc. MasTec, Inc.	Engineering, Procurement and Construction Engineering, Procurement and Construction	Chief Executive Officer Business Division President

Steven Vincent	Brigade Capital Management	Investments	Former Partner & Chief Operating Officer
	M3-Brigade Acquisition III Corp.	Blank Check Company	Director
	Brigade-M3 European Acquisition Corp.	Blank Check Company	Director

Aaron Yeary	Dorado Group Holdings	Housing Solutions	Founder

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

Our sponsor, executive officers, directors, and their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors and our or their affiliates, other than reimbursements of reasonable and documented out-of-pocket expenses.

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

		Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Before Offering	After Offering
M3-Brigade Sponsor II LP(2)(3)	9,975,000	100%	68.7%
Mohsin Meghji(2)(3)	9,975,000	100%	68.7%
Matthew Perkal(4)	—	—	—
William Gallagher(4)	—	—	—
Charles Garner(4)	—	—	—
Brian Griffith	—	—	—
Frank M. Garrison, Jr. (4)	—	—	—
Dale Gerard (4)	—	—	—
John Paul Roehm	25,000	0.1%	0.17%
Steven Vincent(4)	—	—	—
Aaron Yeary (4)	—	—	—
All directors and executive officers as a group (11 individuals)	10,000,000	100.0%	68.9%
Millennium Management LLC (5)	1,521,053	3.8%	10.5%
Nomura Global Financial Products, Inc. (6)	2,131,682	6.1%	14.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1700 Broadway, 19th Floor, New York, NY 10019.

(2)	M3-Brigade Sponsor II LP is the record holder of the shares reported herein. The general partner of M3-Brigade Sponsor II LP is M3-Brigade Acquisition Partners II Corp. Mohsin Meghji is the sole director of M3-Brigade Acquisition Partners II Corp. Mr. Meghji may be deemed to have beneficial ownership of the common stock held directly by M3-Brigade Sponsor II LP.

(3)	Consists of 9,975,000 founder shares.

(4)	Does not include any shares owned by this individual as a result of his or her membership interest in our sponsor.

(5)	Based solely on a Schedule 13G filed with the SEC on January 3, 2023, the business address of Millennium Management LLC is 399 Park Avenue, New York, NY 10022.

(6)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2023, the business address of Nomura Global Financial Products, Inc. is Worldwide Plaza, 309 West 49th Street, New York, NY 10019.

Our sponsor beneficially owns approximately 68.7% of the issued and outstanding shares of our common stock. Our sponsor will have the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

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

On March 7, 2023, we obtained an extension of that expiry date to December 8, 2023. In connection with such extension and as required by the Company’s charter, each holder of Class A common stock who was not affiliated with the Company was afforded the opportunity to cause the Company to redeem such holder’s Class A common stock at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption completely extinguished such public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law. The holders of 35,463,019 shares of our Class A common stock elected to have their shares redeemed. As a result, 4,536,981 shares of our Class A common stock remain outstanding on March 8, 2023 and the balance in our trust account has been reduced to $46,066,466 as of such date.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $199,305 and $122,570, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and 2021.

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
4.4	Public Warrant Agreement, dated October 21, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.4 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
4.5	Private Warrant Agreement, dated March 3, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
4.6*	Description of Securities of the Company.
10.1	Promissory Note, dated December 31, 2020 issued to M3-Brigade Sponsor II LP (incorporated by reference to the Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
10.2	Letter Agreement, dated March 3, 2021, among the Registrant and its officers, directors and M3-Brigade Sponsor II LP (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
10.3	Investment Management Trust Agreement, dated March 3, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
10.4	Registration and Stockholder Rights Agreement, dated March 3, 2021 among the Registrant and certain securityholders named therein (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
10.5	Subscription Agreement, dated December 31, 2020, between the Registrant and M3 Sponsor II LP (incorporated by reference to Exhibit 10.6 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 25, 2021).
10.6	Private Placement Warrants Purchase Agreement, dated March 3, 2021 between the Registrant and M3-Brigade Sponsor II LLC (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on March 10, 2021).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 filed by the Registrant on February 25, 2021).
10.8	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K/A filed by the Registrant on March 2, 2023).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 17th day of April, 2023.

M3-BRIGADE ACQUISITION II CORP.

By:	/s/ Mohsin Y. Meghji
Name:	Mohsin Y. Meghji
Title:	Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mohsin Y. Meghji	Chairman of the Board of Directors and	April 17, 2023
Mohsin Y. Meghji	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Perkal	Executive Vice President – Mergers & Acquisitions	April 17, 2023
Matthew Perkal

/s/ William Gallagher	Executive Vice President	April 17, 2023
William Gallagher

/s/ Charles Garner	Executive Vice President and Secretary	April 17, 2023
Charles Garner

/s/ Brian Griffith	Chief Financial Officer	April 17, 2023
Brian Griffith

/s/ Frank M. Garrison, Jr.	Director	April 17, 2023
Frank M. Garrison, Jr.

/s/ Dale Gerard	Director	April 17, 2023
Dale Gerard

/s/ John Paul Roehm	Director	April 17, 2023
John Paul Roehm

/s/ Steven Vincent	Director	April 17, 2023
Steven Vincent

/s/ Aaron Yeary	Director	April 17, 2023
Aaron Yeary

M3-BRIGADE ACQUISITION II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

M3-Brigade Acquisition II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of M3 Brigade Acquisition II Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. The Company must complete a business combination on or before December 8, 2023 or else it will be required to effectuate a mandatory plan of liquidation and dissolution. The Company has not identified a viable business combination target as of the issuance date of these financial statements and needs to raise additional capital to fund ongoing operations and its continued search for a viable business combination target.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

April 17, 2023

M3-BRIGADE ACQUISITION II CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$124,855	$987,254
Due from affiliate	1,950	—
Short-term prepaid insurance	85,820	495,244
Prepaid income taxes	358,594	—
Total current assets	571,219	1,482,498
Investment and marketable securities held in trust	404,097,322	400,034,264
Prepaid insurance – long term portion	—	85,821
TOTAL ASSETS	$404,668,541	$401,602,583

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,015,471	$368,395
Accrued terminated merger transaction costs	400,000	5,917,029
Due to affiliates	16,212	40,000
Total current liabilities	1,431,683	6,325,424
Warrant liability	725,333	26,645,622
Deferred underwriters discount	14,000,000	14,000,000
Total liabilities	16,157,016	46,971,046
Commitments

Class A Common Stock subject to possible redemption, 40,000,000 shares at redemption value as of December 31, 2022 and December 31, 2021	404,020,997	400,000,000

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common shares, $0.0001 par value; 450,000,000 shares authorized; no shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	—	—
Class B common shares. $0.0001 par value, 50,000,000 shares authorized; 10,000,000 issued and Outstanding as of December 31, 2022 and December 31, 2021	1,000	1,000
Additional paid in capital	—	—
Accumulated deficit	(15,510,472)	(45,369,463)
Total Stockholders’ Deficit	(15,509,472)	(45,368,463)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$404,668,541	$401,602,583

See accompanying notes to financial statements.

M3-BRIGADE ACQUISITION II CORP.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Year ended December 31, 2021
Formation and operating costs	$1,861,953	$953,247
Terminated merger transaction costs (costs waived)	(5,400,000)	6,372,703
Income (Loss) from operations	3,538,047	(7,325,950)

Other income (loss):
Change in fair value of derivative liability	25,469,581	5,687,995
Excess fair value of private placement warrants over consideration paid	—	(529,653)
Offering costs associated with liability classified financial instruments	—	(1,265,712)
Change in fair value of overallotment option	—	1,406,950
Investment income	5,328,058	34,264
Total Other income, net	30,797,639	5,333,844

Income (Loss) before provision for income taxes	34,335,686	(1,992,106)
Provision for income taxes	(906,406)	—
Net income (loss)	$33,429,280	$(1,992,106)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	40,000,000	32,657,534

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.67	$(0.05)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	10,000,000	10,000,000

Basic and diluted net income (loss) per share, non-redeemable common stock	$0.67	$(0.05)

See accompanying notes to financial statements.

M3-BRIGADE ACQUISITION II CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock Subject to Possible		Class B		Additional		Total
	Redemption		Common Shares		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	shares	Amount	Capital	Deficit	(Deficit)
Balance—December 31, 2020	—	$—	11,500,000	$1,150	$23,850	$—	$25,000
Sale of 40,000,000 Units on March 8, 2021 net of warrant fair value	40,000,000	$400,000,000	—	—	—	—	—
Offering costs	—	(21,440,443)	—	—	—	—	—
Fair value Public warrants at inception	—	(20,553,964)	—	—	—	—	—
Fair value of over allotment option	—	(1,406,950)	—	—	—	—	—
Change in Class A common stock subject to possible redemption	—	43,401,357	—	—	(23,850)	(42,377,507)	(43,401,357)
Forfeiture of Class B shares	—	—	(1,500,000)	(150)	—	150	$—
Net loss	—	—	—	—	—	(1,992,106)	(1,992,106)
Balance December 31, 2021	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(45,369,463)	$(45,368,463)
Forfeiture of private placement warrants	—	—		—	450,708		450,708
Accretion for Class A common stock to redemption amount	—	4,020,997	—	—	(450,708)	(3,570,289)	4,020,997
Net income	—	—	—	—	—	33,429,280	33,429,280
Balance December 31, 2022	40,000,000	$404,070,905	10,000,000	$1,000	$—	$(15,510,472)	$(15,509,472)

See accompanying notes to financial statements.

M3-BRIGADE ACQUISITION II CORP.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$33,429,280	$(1,992,106)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(5,328,058)	(34,264)
Excess fair value of private placement warrants over consideration paid	—	529,653
Change in fair value of warrant liabilities	(25,469,581)	(5,687,995)
Change in fair value of overallotment option	—	(1,406,950)
Transaction costs allocable to liability instruments - warrants and over-allotment liabilities	—	1,265,712
Terminated merger transaction costs waived	(5,400,000)	—
Changes in operating assets and liabilities:
Prepaid expense and other assets	—	(581,065)
Due from affiliate	(1,950)	—
Prepaid insurance – short term	409,424	—
Prepaid income taxes	(358,594)	—
Prepaid insurance – long term	85,821	—
Accounts payable and accrued expenses	647,076	368,395
Accrued terminated merger transaction costs	(117,029)	5,917,029
Net cash used in operating activities	(2,103,611)	(1,621,591)

Cash Flows from Investing Activities:
Investments and marketable securities held in trust	—	(400,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	1,265,000	—
Net cash provided by (used in) investing activities	1,265,000	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from related party advances	3,722	168,629
Repayment of related party advances	(27,510)	(128,629)
Proceeds from sale of founder’s shares	—	25,000
Proceeds from sale of Units, net of offering costs	—	399,293,845
Proceeds from sales of Private Placement Warrants	—	11,250,000
Payment of underwriter’s discount	—	(8,000,000)
Net cash provided by financing activities	(23,788)	402,608,845

Net Change in Cash	(862,399)	987,254
Cash – Beginning of year	987,254	—
Cash – End of year	$124,855	$987,254

Non-Cash investing and financing activities:
Accretion for Class A common stock to redemption amount	$4,020,997	$—
Deferred underwriting fee payable	$—	$14,000,000
Forfeiture of private placement warrants	$450,708	$—

See accompanying notes to financial statements.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 1 — Description of Organization and Business Operations and Going Concern

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants.

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

The Company has 24 months from the closing date of the IPO (March 8, 2023) (includes the option to extend the period of time it will have to complete an initial business combination up to four times (two completed), each by an additional 3 months for a total of up to 24 months) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 6). Approximately $3.2 million of the proceeds from the sale of the private placement warrants, net of direct expenses, was deposited into an operating bank account to fund the cost of operations. As of December 31, 2022, the Company had $124,855 in its operating bank account, and had a working capital deficiency of $784,139, excluding the deferred underwriting commission and warrant liability. The deferred underwriting commissions of $14 million are payable upon the closing of a business combination. The Company believes it is likely that it will be required to obtain additional funding in order to continue its operations for the next 12 months. If a business combination transaction does not occur, management believes that a substantial portion of such fees will not be required to be paid or substantially reduced.

Additionally, related parties have paid certain offering and operating costs as needed. As of December 31, 2022, the Company owed $16,212 to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination and the transactions contemplated by the Merger Agreement.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company (see Note 6). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by December 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 8, 2023.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $124,855 and $987,254 in cash as of December 31, 2022 and December 31, 2021, respectively. The Company had no cash equivalents (other than assets held in the Trust Account) at December 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds that invest primarily in U.S. government securities and at December 31, 2022, such assets instead were substantially held in U.S. government securities. Marketable Securities held in the Trust Account are classified as trading securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. Shortly thereafter, Signature Bank with the FDIC appointed as receiver for Signature Bank which also was closed by regulators and First Republic Bank was rumored to be facing financial difficulties. The Company did not hold any deposits with Silicon Valley Bank or Signature Bank as of December 31, 2022, but it had approximately $124,855 with First Republic Bank as of such date.

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

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. As of December 31, 2022 and 2021, the Company had dilutive securities consisting of 20,833,333 warrants that could, potentially, be exercised or converted into common stock, however because of the net income (loss) they are considered anti-dilutive instruments. As a result, diluted loss per share is the same as basic income (loss) per share for the periods presented.

The underwriters had a 45-day option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. That option expired without being exercised on April 17, 2021.

Below is a reconciliation of the net income (loss) per share of common stock:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$26,743,424	$6,685,856	$(1,525,106)	$(467,000)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	32,657,534	10,000,000
Basic and diluted net income (loss) per common stock	$0.67	$0.67	$(0.05)	$(0.05)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the Statements of Operations based on the residual method of the Public and Private Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly offering costs totaling $22,706,155 (consisting of $8,000,000 of underwriting discount, $14,000,000 of deferred underwriting discount, and $706,155 of other offering costs) were recognized with $1,265,712 allocated to the Public Warrants, Overallotment Option and Private Warrants, included in the Statement of Operations as a component of Other income (expenses) and $21,440,443 included in temporary equity.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

From time to time, related parties of the Company incur expenses such as travel and other expenses in connection with the sourcing of its initial business combination. During the year December 2022, a total of $3,722 of expenses were paid on behalf of the Company by a related party. During the year ended December 31, 2022, the Company reimbursed approximately $27,510 that was incurred by related parties. As of December 31, 2022 and 2021, the Company owed approximately $16,212 and $40,000 to related parties on account of reimbursed expenses incurred in connection with the sourcing of its initial business combination.

Due from Related Party

During the year ended December 31, 2022, the Company remitted $1,950 of payments for expenses on behalf of a related party. As of December 31, 2022 and 2021, the Company was owed $1,950 and $0, respectively by a related party for expenses incurred by the related party and paid by the Company.

Reimbursement to Management and Employees

During the years ended December 31, 2022 and 2021, the Company did not reimburse any employee on an individual basis for expenses incurred. All reimbursement of expenses made on behalf of the SPAC are made to the affiliated Companies of the seconded employees that incurred the expenses. These expenses are disclosed above.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant agreement per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At December 31, 2022 and 2021, no Working Capital Loans were outstanding.

Abandonment of Interest in Private Placement Warrants

On December 30, 2022, the Company received notice from the Sponsor that the Sponsor has determined to irrevocably and unconditionally abandon its interest in the 7,500,000 private placement warrants held by it (the “Private Warrants”) and permanently surrender and relinquish all rights in such warrants, with no consideration being provided to the Sponsor in exchange therefor. In light of this determination by the Sponsor, the Private Warrants were cancelled and retired. During the year ended December 31, 2022, a total of $450,708 was recorded in the statement of stockholders deficit as a result of the retirement of the Private warrants.

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

Termination of Proposed Transaction

On February 9, 2022, the proposed transaction with Syniverse Corporation was terminated. The Company was able to negotiate a reduction of substantial portion of professional fees incurred in connection with the proposed transaction which are recorded in the accounts of the Company at December 31, 2022.

Note 7 — Class A common stock subject to possible redemption

At December 31, 2022 and 2021, Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. A summary of the activity in the account is summarized as follows:

Proceeds at issuance date (March 8, 2021)	$400,000,000
Less:
Proceeds allocated to public warrants	(20,553,964)
Class A common stock issuance cost	(21,440,443)
Fair value overallotment option	(1,406,950)
Add:
Remeasurement of the carrying value to redemption value	43,401,357
Class A common shares subject to redemption, December 31, 2021	400,000,000
Add:
Remeasurement of the carrying value to redemption value	4,020,997
Class A common shares subject to redemption, December 31, 2022	$404,020,997

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 450,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2022 and 2021, 40,000,000 shares of Class A common stock subject to possible redemption issued and outstanding.

Class B common stock — The Company is authorized to issue a total of 50,000,000 shares of Class B common stock at par value of $0.0001 each. On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 5). This number includes 1,500,000 shares of Class B common stock which were forfeited because the over-allotment option was not exercised by the underwriters (See Note 5). At December 31, 2022 and 2021, there were 10,000,000 shares issued and outstanding.

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

Note 9 — Recurring Fair Value Measurements

Investment Held in Trust Account

As of December 31, 2022, investment securities in the Company’s Trust Account consisted of U.S. government securities in the amount of $404,097,322 and as of December 31, 2021, investment securities in the Company’s Trust Account consisted of a mutual funds that invest primarily in U.S. government securities in the amount of $400,034,264. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At December 31, 2022, there were 13,333,333 public warrants for the purchase of Class A shares at $11.50 per share. At December 31, 2021, there were 13,333,333 public warrants for the purchase of Class A shares at $11.50 per share and 7,500,000 private warrants for the purchase of Class B shares at $1.50 per share. At December 31, 2022 and 2021, the Company’s warrant liabilities were valued at $725,333 and $26,645,622, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

The following table presents fair value information as of December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities
U.S. Treasury Securities	$404,097,322	$404,097,322	—	—
Liabilities:
Private Placement Warrants	—	—	—	—
Public Warrants	725,333	725,333	—	—

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

Measurement

The Company established the initial fair value for the Warrants as of March 8, 2021, which was the date of the consummation of the Company’s IPO, and on December 31, 2022. On December 31, 2021 the fair value was remeasured. For the initial periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market, but the Public Warrants did commence separate trading as of April 26, 2021. As such, the Company used a Monte Carlo simulation model to value the Warrants for the initial periods and valued the Public Warrants based upon market values for the December 31, 2021 remeasurement. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. The aggregate fair value of the Public Warrants, which amounted to $20,553,963 at the closing date of the IPO, was transferred to Level 1 following the detachment of the warrants for separate trading and at which time quoted prices existed in active markets. The key inputs into the Monte Carlo simulation model for the Warrants were as follows at December 31, 2021 and at December 31, 2022 for the private warrants:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.63%	1.27%
Expected term (years)	1.30	5.14
Expected volatility	6.3%	19.8%
Exercise price	$11.50	$11.50
Probability of completing a business combination	15%	99%
Dividend yield	0	0

The change in the fair value of the level 3 warrant liabilities for the year ended December 31, 2022 is summarized as follows:

Private Warrants
Fair value at January 1, 2022	$11,178,955
Change in fair value	(10,728,247)
Forfeiture of 7,500,000 private warrants	(450,708)
Fair Value at December 31, 2022	$—

The change in the fair value of the warrant liabilities for the year ended December 31, 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total Warrants
Fair value at issuance March 8, 2021	$20,553,964	$11,779,653	$32,333,617
Change in fair value (1)	(5,087,297)	(600,698)	(5,687,995)
Fair Value at December 31, 2021	$15,466,667	$11,178,955	$26,645,622

(1)	Upon detachment from the Unit on April 26, 2022, the public warrant has been trading on an active marketplace, and therefore fair value has been computed under the Level 1 hierarchy. The change in fair value recognized under the Level 3 hierarchy was a loss of $7,887,298 and the change in fair value recognized under the Level 1 hierarchy was a gain of $2,800,000, resulting in a net income of $5,087,297 from the change in fair value from inception to December 31, 2021.

Note 10 — Income Taxes

The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Deferred terminated merger transaction costs	$70,474	$1,338,267
Startup Costs	497,981	164,620
Net operating loss carryforwards	—	28,367
Total deferred tax assets	568,455	1,531,254
Valuation allowance	(568,455)	(1,531,254)
Deferred tax assets, net valuation allowance	$—	$—

The income tax provision consists for the year ended December 31, 2022 and 2021 of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$906,406	$—
Deferred	962,799	(1,531,254)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	(962,799)	1,531,254
Income tax provision	$906,406	$—

At December 31, 2022 and 2021, the Company had approximately $0 and $135,000 of net operating loss (“NOL”) carryforwards that may be available to offset future Federal taxable income indefinitely, respectively. The utilization of NOL carryforwards to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $962,799 and $1,531,254, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
Permanent items
Change in fair value of warrant liability	(15.58)%	60.0%
Excess fair value of private placement warrants over consideration paid	0.0%	(5.6)%
Change in fair value of over-allotment option	0.0%	14.8%
IPO transaction costs	0.0%	(13.3)%
DE Franchise Tax (Includes Fines and Penalties)	0.02%	0.0%
Valuation allowance	(2.80)%	(76.8)%
Income tax provision	2.64%	0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by such taxing authority. The Company’s tax returns since inception remain open to examination by such taxing authority.

Note 11 — Subsequent Events

The Company evaluated events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than outlined below, the Company did not identify any events that would have required adjustment to or disclosure in the financial statements.

Consulting Services and Share Purchase Agreement

On February 13, 2023, the Sponsor entered into a Consulting Services and Share Purchase Agreement with a Consultant. Pursuant to the terms of the agreement, the Consultant will provide advisory and related services to the Sponsor in exchange for 200,000 Class B ordinary shares in the Company held by the Sponsor.

Non-redemption Agreements

On February 24, 2023 and March 2, 2023, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with a total of various funds managed by investment management firms who are unaffiliated with the Company.  Pursuant to the Non-Redemption Agreements, such funds agreed not to redeem an aggregate of 4,452,653 shares of the Company’s Class A common stock in connection with the special meeting of the stockholders called by the Company (the “Special Meeting”) to consider and approve an extension of time for the Company to consummate an initial business combination (the “Extension Proposal”) from March 8, 2023 to December 8, 2023 (the “Extension”).  In exchange for the foregoing commitments not to redeem such shares of Class A common stock, the Sponsor agreed to transfer to such funds an aggregate of 1,113,161 shares of the Company’s Class B common if they continued to hold such Non-Redeemed Shares through the Special Meeting.  Pursuant to the Underwriting Agreement, dated as of March 3, 2021, by and between the Company and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), which was filed as Exhibit 1.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2021, Cantor Fitzgerald consented in writing to the transfers of the Company’s Class B common stock contemplated by the Non-Redemption Agreements. On March 13, 2023, a total of 1,113,161 shares of class B common stock were transferred pursuant to the terms of the Non-Redemption Agreements. The Company will record the excess of the fair value of the Founder Shares as a capital contribution. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the transaction based on a relative fair value basis, compared to total proceeds received.

Extension of Deadline to Complete Business Combination

On March 7, 2023, the Company’s stockholders approved an extension to December 8, 2023 of the final date by which the Company was required to consummate its initial business combination. In connection with such extension and as required by the Company’s charter, each holder of Class A common stock who was not affiliated with the Company was afforded the opportunity to have the Company redeem their shares of Class A common stock at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish each redeeming public stockholder’s rights as a stockholder (including the right to receive further liquidating distributions, if any), subject to applicable law. As a result, 4,536,981 shares of the Company’s Class A common stock remain outstanding on March 8, 2023 and the balance in its trust account has been reduced to $46,066,466 as of such date.