Form 10-Q
period 2023-03-31
M3-Brigade Acquisition II Corp.
filed 2023-05-22
CIK 1839175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023, 4,536,981 shares of the Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Class B common stock, par value $0.0001 per share, were issued and outstanding.

M3-BRIGADE ACQUISITION II CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$640,394	$124,855
Due from affiliate	3,220	1,950
Short-term prepaid insurance	—	85,820
Prepaid income taxes	—	358,594
Total current assets	643,614	571,219
Investment and marketable securities held in trust	46,868,284	404,097,322
TOTAL ASSETS	$47,511,898	$404,668,541

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$789,240	$1,015,471
Accrued terminated merger transaction costs	400,000	400,000
Excise tax payable attributable to redemption of common stock	3,600,756	—
Income taxes payable	447,490	—
Due to affiliates	9,605	16,212
Total current liabilities	5,247,091	1,431,683
Warrant liability	1,466,667	725,333
Deferred underwriters discount	14,000,000	14,000,000
Total liabilities	20,713,758	16,157,016
Commitments

Class A Common Stock subject to possible redemption, 4,536,981 and 40,000,000 shares at redemption value as of March 31, 2023 and December 31, 2022, respectively	46,370,794	404,020,997

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common shares, $0.0001 par value; 450,000,000 shares authorized; no shares issued and outstanding (excluding 4,536,981 and 40,000,000 shares subject to possible redemption, respectively) as of March 31, 2023 and December 31, 2022	—	—
Class B common shares. $0.0001 par value, 50,000,000 shares authorized; 10,000,000 issued and Outstanding as of March 31, 2023 and December 31, 2022	1,000	1,000
Additional paid in capital	—	—
Accumulated deficit	(19,573,654)	(15,510,472)
Total Stockholders’ Deficit	(19,572,654)	(15,509,472)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$47,511,898	$404,668,541

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$1,159,452	$811,864
Terminated merger transaction costs (costs waived)	—	(5,400,000)
(Loss) Income from operations	(1,159,452)	4,588,136

Other income (expense):
Change in fair value of warrant liabilities	(741,334)	19,542,550
Interest earned on marketable securities held in Trust Account	3,888,496	40,283
Total Other income, net	3,147,162	19,582,833

Income before provision for income taxes	1,987,710	24,170,969
Provision for income taxes	(806,084)	—
Net income	$1,181,626	$24,170,969

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	30,937,228	40,000,000

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.03	$0.48

Basic and diluted weighted average shares outstanding, non-redeemable common stock	10,000,000	10,000,000

Basic and diluted net income per share, non-redeemable common stock	$0.03	$0.48

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock Subject to Possible Redemption		Class B Common Shares		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	40,000,000	$404,020,905	10,000,000	$1,000	$—	$(15,510,472)	$(15,509,472)
Excess fair value of founders shares over consideration	—	—	—	—	781,304	—	781,304
Contribution - Stockholder non-redemption agreements	—	—	—	—	4,454,964	—	4,454,964
Stockholder non-redemption agreements	—	—	—	—	(4,454,964)	—	(4,454,964)
Accretion for Class A common stock to redemption amount	—	2,425,356	—	—	(781,304)	(1,644,052)	(2,425,356)
Class A Common Shares redeemed	(35,463,019)	(360,075,559)	—	—	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(3,600,756)	(3,600,756)
Net income	—	—	—	—	—	1,181,626	1,181,626
Balance – March 31, 2023	4,536,981	$46,370,794	10,000,000	$1,000	$—	$(19,573,654)	$(19,572,654)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Shares Subject to Possible Redemption		Class B Common Shares		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(45,369,463)	$(45,368,463)
Net income						24,170,969	24,170,969
Balance - March 31, 2022	40,000,000	$400,000,000	10,000,000	$1,000	$—	$(21,198,494)	$(21,197,494)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,181,626	$24,170,969
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,888,496)	(40,283)
Change in fair value of warrant liabilities	741,334	(19,542,550)
Changes in operating assets and liabilities:
Due from affiliate	(1,270)	—
Prepaid income taxes	358,594	—
Prepaid insurance – short term	85,820	37,990
Prepaid insurance – long term	—	85,821
Accrued expenses	555,073	581,192
Accrued terminated merger transaction costs	—	(5,447,029)
Income taxes payable	447,490	—
Net cash used in operating activities	(519,829)	(153,890)

Cash Flows from Investing Activities:
Cash withdrawn for taxes	1,041,974	—
Cash withdrawn from Trust Account in connection with redemption	360,075,560	—
Net cash provided by investing activities	361,117,534	—

Cash Flows from Financing Activities:
Advances from related party	2,391	—
Repayment of advances from related party	(8,998)	—
Redemption of common stock	(360,075,559)	—
Net cash used in financing activities	(360,082,166)	—

Net Change in Cash	515,539	(153,890)
Cash – Beginning of period	124,855	987,254
Cash – End of period	$640,394	$833,364

Non-Cash investing and financing activities:
Accretion for Class A common stock to redemption amount	$2,425,356	$—
Excise tax payable attributable to redemption of common stock	$3,600,756	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and its activities relating to the sourcing of an initial Business Combination. The Company believes it will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants.

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

Following the closing of the IPO on March 8, 2021, $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2 (a) (16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations and up to $100,000 of interest to pay dissolution expenses, the proceeds from the IPO and the sale of the Private Warrants will not be released from the trust account until the earlier of (i) the completion of the Company’s initial business combination and (ii) the redemption of 100% of the Company’s public shares if the Company is unable to complete the Company’s initial business combination on or prior to December 8, 2023. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

The Company had until March 8, 2023 to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

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

On March 8, 2023, the Company’s shareholders/ stockholders redeemed 35,463,019 (Class A) shares for a total of $360,075,559. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2023, the Company recorded an excise tax payable of $3,600,756 calculated as 1% of the value of shares redeemed.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 6). Approximately $3.2 million of the proceeds from the sale of the private placement warrants, net of direct expenses, was deposited into an operating bank account to fund the cost of operations. As of March 31, 2023, the Company had $640,394 in its operating bank account, and had a working capital deficiency of $4,603,477, excluding the deferred underwriting commission and warrant liability. The deferred underwriting commissions of $14 million are payable upon the closing of a business combination. The Company believes it is likely that it will be required to obtain additional funding in order to continue its operations for the next 12 months. If a business combination transaction does not occur, management believes that a substantial portion of such fees will not be required to be paid or substantially reduced.

Additionally, related parties have paid certain offering and operating costs as needed. As of March 31, 2023, the Company owed $9,605 to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination and the transactions contemplated by the Merger Agreement.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company (see Note 6). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchanges Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $640,394 and $124,855 in cash as of March 31, 2023 and December 31, 2022, respectively. The Company had no cash equivalents (other than assets held in the Trust Account) at March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in U.S. government securities. Marketable Securities held in the Trust Account are classified as trading securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. Shortly thereafter, Signature Bank also was closed by regulators with the FDIC appointed as receiver. Similarly, First Republic Bank was seized by regulators on May 1, 2023 and sold to JP Morgan Chase. The Company did not hold any deposits with Silicon Valley Bank or Signature Bank as of March 31, 2023, but it has $640,394 with First Republic Bank as of such date.

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

Net Income (Loss) per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each of the period. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering or (ii) Private Placement Warrants because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. At March 31, 2023 and 2022, Such warrants are exercisable to purchase 13,333,333 and 20,833,333 shares of Class A common stock in the aggregate following a business combination, respectively.

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. As of March 31, 2023 and 2022, the Company had dilutive securities consisting of 13,333,333 and 20,833,333 warrants, respectively, that could, potentially, be exercised or converted into common stock, however because of the net income (loss) they are considered anti-dilutive instruments. As a result, diluted loss per share is the same as basic income (loss) per share for the periods presented.

The underwriters had a 45-day option from the effectiveness date of the IPO (March 3, 2021) to purchase up to an additional 6,000,000 units to cover over-allotments, if any. That option expired without being exercised on April 17, 2021.

Below is a reconciliation of the net income (loss) per common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$892,983	$288,643	$19,336,775	$4,834,194
Denominator:
Basic and diluted weighted average shares outstanding	30,937,228	10,000,000	40,000,000	10,000,000
Basic and diluted net income per common stock	$0.03	$0.03	$0.48	$0.48

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 40.55% and 0% for the three months ended March 31, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020- 06 did not have an impact on the Company’s unaudited condensed financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor and the Representatives purchased an aggregate of 7,500,000 Private Warrants at a purchase price of $1.50 per Private Unit, generating gross proceeds to the Company of $11,250,000. Except to the extent described in Note 3 above, the Private Warrants (and the underlying securities) are identical to the Warrants sold as part of the Units in the IPO. At the issuance date of March 8, 2021, the fair value of the Private Warrants was determined to be $11,779,653; $529,653 in excess of the $11,250,000 received by the Company. This excess fair value of $529,653 is recognized as an expense in the statement of operations for the period ended March 31, 2021.

NOTE 5. RELATED PARTY TRANSACTIONS

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

From time to time, related parties of the Company incur expenses such as travel and other expenses in connection with the sourcing of its initial business combination. During the year ended December 2022, a total of $3,722 of expenses were paid on behalf of the Company by a related party. During the three months ended March 31, 2023, the Company reimbursed approximately $8,998 that was incurred by related parties and a total of $2,391 of expenses were paid on behalf of the Company by a related party. As of March 31, 2023 and December 31, 2022, the Company owed approximately $9,605 and $16,212 to related parties on account of reimbursed expenses incurred in connection with the sourcing of its initial business combination.

Due from Related Party

During the period ended March 31, 2023 and December 31, 2022, the Company remitted $1,270 and $1,950 of payments for expenses on behalf of a related party, respectively. As of March 31, 2023 and December 31, 2022, the Company was owed $3,220 and $1,950, respectively by a related party for expenses incurred by the related party and paid by the Company.

Consulting Services and Share Purchase Agreement

On February 13, 2023, the Sponsor entered into a Consulting Services and Shares Purchase Agreement with a Consultant, pursuant to which the Consultant has committed to provide consulting, advisory and related services to the Sponsor and to the Company. In return for such services, the Consultant entered into an agreement to acquire 200,000 Class B Founders Shares from the Sponsor for a purchase price of $695.60, with such acquisition to occur at the time of consummation of the Business Combination. In addition, the Sponsor agreed to compensate the consultant with a payment of $125,000 if the deadline for the Company to consummate a Business Combination is extended from March 8, 2023 to December 8, 2023 or a date thereafter. On March 7, 2023, the deadline to consummate a Business Combination was extended to December 8, 2023. The Company estimated the aggregate fair value of the 200,000 founders shares to be issued to be $782,000 or $3.91 per share. The excess of the fair value of the founder shares over the purchase price consideration agreed with the Consultant was determined to be an expense to the Company. For the three months ended March 31, 2023. $125,000 was accrued for consultancy services under this agreement.

Non-redemption Agreements

On February 24, 2023 and March 2, 2023, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with a total of various funds managed by investment management firms who are unaffiliated with the Company.  Pursuant to the Non-Redemption Agreements, such funds agreed not to redeem an aggregate of 4,452,653 shares of the Company’s Class A common stock in connection with the special meeting of the stockholders called by the Company (the “Special Meeting”) to consider and approve an extension of time for the Company to consummate an initial business combination (the “Extension Proposal”) from March 8, 2023 to December 8, 2023 (the “Extension”).  In exchange for the foregoing commitments not to redeem such shares of Class A common stock, the Sponsor agreed to transfer to such funds an aggregate of 1,113,161 shares of the Company’s Class B common stock if they continued to hold such Non-Redeemed Shares through the Special Meeting.  Pursuant to the Underwriting Agreement, dated as of March 3, 2021, by and between the Company and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), which was filed as Exhibit 1.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2021, Cantor Fitzgerald consented in writing to the transfers of the Company’s Class B common stock contemplated by the Non-Redemption Agreements. On March 13, 2023, a total of 1,113,161 shares of class B common stock were transferred pursuant to the terms of the Non-Redemption Agreements. The Company estimated the aggregate fair value of the 1,113,161 founders shares attributable to the Non-Redeeming Stockholders to be $4,454,964 or $4.00 per share. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A.

Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

Reimbursement to Management and Employees

During the period ended March 31, 2023 and December 31, 2022, the Company did not reimburse any employee on an individual basis for expenses incurred. All reimbursement of expenses made on behalf of the SPAC are made to the affiliated Companies of the seconded employees that incurred the expenses. These expenses are disclosed above.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant agreement per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Abandonment of Interest in Private Placement Warrants

On December 30, 2022, the Company received notice from the Sponsor that the Sponsor has determined to irrevocably and unconditionally abandon its interest in the 7,500,000 private placement warrants held by it (the “Private Warrants”) and permanently surrender and relinquish all rights in such warrants, with no consideration being provided to the Sponsor in exchange therefor. In light of this determination by the Sponsor, the Private Warrants were cancelled and retired. During the period ended December 31, 2022, a total of $450,708 was recorded in the statement of stockholders deficit as a result of the retirement of the Private warrants.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares and any warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities.

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

In March 2023, a vendor of the Company filed a lawsuit against a related party of the Company to recover unpaid invoices in the amount of approximately $112,500 that are purportedly owing by that related party. Because the amounts claimed relate to services purportedly provided to the Company, and not to such related party, they are reflected in the Company’s accounts payable and accrued expenses. The Company is in discussions with the vendor to reach a settlement on this matter.

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

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

At March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is classified as a liability instrument and is measured at fair value. A summary of the activity in the account is summarized as follows:

Proceeds at issuance date (March 8, 2021)	$400,000,000
Less:
Proceeds allocated to public warrants	(20,553,964)
Class A common stock issuance cost	(21,440,443)
Fair value overallotment option	(1,406,950)
Add:
Remeasurement of the carrying value to redemption value	47,422,354
Class A common shares subject to redemption, December 31, 2022	$404,020,997
Less:
Redemption	(360,075,559)
Add:
Remeasurement of the carrying value to redemption value	2,425,356
Class A common shares subject to redemption, March 31, 2023	$46,370,794

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 450,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, 4,536,981 and 40,000,000 shares of Class A common stock subject to possible redemption issued and outstanding, respectively.

Class B common stock — The Company is authorized to issue a total of 50,000,000 shares of Class B common stock at par value of $0.0001 each. On December 31, 2020, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. On February 11, 2021, the Company effected a stock split, by means of issuing an additional 1,437,500 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 8,625,000 founder shares issued and outstanding. On February 19, 2021, the Company effected a further stock split, by means of issuing an additional 2,875,000 founder shares, paid out of the Company’s share premium account and accordingly credited as fully paid, to the Company’s sponsor, resulting in 11,500,000 founder shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits (see Note 5). This number includes 1,500,000 shares of Class B common stock which were forfeited because the over-allotment option was not exercised by the underwriters (See Note 5). At March 31, 2023 and December 31, 2022, there were 10,000,000 shares issued and outstanding.

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

NOTE 9. RECURRING FAIR VALUE MEASUREMENTS

Investment Held in Trust Account

As of March 31, 2023 and December 31, 2022, investment securities in the Company’s Trust Account consisted of U.S. government securities in the amount of $46,868,284 and $404,097,322, respectively. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At March 31, 2023 and December 31, 2022, there were 13,333,333 public warrants for the purchase of Class A shares at $11.50 per share, respectively. At March 31, 2023 and December 31, 2022, the Company’s warrant liabilities were valued at $1,466,667 and $725,333, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

The following table presents fair value information as of March 31, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2023

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities
U.S. Treasury Securities	$46,868,284	$46,868,284	—	—
Liabilities:
Private Placement Warrants	—	—	—	—
Public Warrants	1,466,667	1,466,667	—	—

December 31, 2022

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities
U.S. Treasury Securities	$404,097,322	$404,097,322	—	—
Liabilities:
Private Placement Warrants	—	—	—	—
Public Warrants	725,333	725,333	—	—

Measurement

The Company established the initial fair value for the Warrants as of March 8, 2021, which was the date of the consummation of the Company’s IPO, and on December 31, 2022. For the initial periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market, but the Public Warrants did commence separate trading as of April 26, 2021. As such, the Company used a Monte Carlo simulation model to value the Warrants for the initial periods and valued the Public Warrants based upon market values for the December 31, 2021 remeasurement. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. The aggregate fair value of the Public Warrants, which amounted to $20,553,963 at the closing date of the IPO, was transferred to Level 1 following the detachment of the warrants for separate trading and at which time quoted prices existed in active markets. There were no Private Warrants at March 31, 2023. The key inputs into the Monte Carlo simulation model for the Warrants were as follows at December 31, 2022 for the private warrants:

December 31, 2022
Risk-free interest rate	4.63%
Expected term (years)	1.30
Expected volatility	6.3%
Exercise price	$11.50
Probability of completing a business combination	15%
Dividend yield	0

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have not generated any revenues to date. Our only activities from December 16, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination (including our proposed business combination with Syniverse Corporation which was terminated by mutual agreement of the parties on February 9, 2022). We do not expect to generate any revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and expenses relating to the sourcing and consummation our initial business combination.

For the three months ended March 31, 2023, we had a net income of $1,181,626, which consists of interest earned on investments of $3,888,496, offset by formation and operating costs of $1,159,452, change in fair value of warrant liabilities of $741,334 and provision for income taxes of $806,084.

For the period ended March 31, 2022, we had a net income of $24,170,969, which consists of operating costs of $811,864, costs of the terminated business combination of $5,400,000 and other income of $19,582,833.

Through March 31, 2023, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates (including activities relating to the terminated merger agreement with Syniverse Corporation) and activities relating to general corporate matters. We have not generated any revenues from operations, other than interest income on the proceeds held in the Trust Account. As of March 31, 2023 and December 31, 2022, $46,868,284 and $404,097,322 was held in the Trust Account, respectively. We had cash outside of trust of $640,394 and $124,855 at March 31, 2023 and December 31, 2022, respectively and we had $5,247,091 and $1,431,683 of accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022. Approximately $400,000 of such liabilities at March 31, 2023 and December 31, 2022 relate to the terminated business combination, of which $5,400,000 of the December 31, 2021 balance was waived by the vendor in February 2022.

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earliest of (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete an initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 24-month period. On March 7, 2023, the Company’s stockholders approved an extension to December 8, 2023 of the final date by which the Company was required to consummate its initial business combination. In connection with such extension and as required by the Company’s charter, each holder of Class A common stock who was not affiliated with the Company was afforded the opportunity to have the Company redeem their shares of Class A common stock at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption completely extinguished each redeeming public stockholder’s rights as a stockholder (including the right to receive further liquidating distributions, if any), subject to applicable law. As a result, $360,075,559 of trust proceeds was withdrawn to pay the redemption price for the 35,463,019 shares of Class A common stock that was redeemed by the Company’s stockholders. During the three months ended March 31, 2023, we also have withdrawn $1,041,975 from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

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

For the three months ended March 31, 2023, cash used in operating activities was $519,829. Net income of $1,181,626 was primarily comprised of change in fair value of warrant liability of $741,334 and interest earned on marketable securities held in Trust Account of $3,888,496. Changes in operating assets and liabilities provided $1,445,707 of cash for operating activities.

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

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of approximately $46,868,284. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2023, we withdraw $361,117,534 interest earned on the Trust Account to pay tax obligations and to pay the redemption. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $640,394 outside of the Trust Account of which $631,800 represents amount withdrawn from Trust for tax purposes. The Company believes it is likely that it will be required to obtain additional funding in order to continue its operations for the next 12 months. If a business combination transaction does not occur, management believes that a substantial portion of such fees will not be required to be paid or will be substantially reduced.

Additionally, related parties have paid certain offering and operating costs as needed. As of March 31, 2023, the Company owed $9,605 to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination and the transactions contemplated by the Merger Agreement.

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

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of March 31, 2023 and December 31, 2022, no Working Capital Loans have been issued.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income per Common Share

Our Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

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

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We have adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020- 06 does not have an impact on our unaudited condensed financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any significant market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the accounting for accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement or such Annual Report filed with the SEC. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

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

Any redemption or other repurchase that occurs after December 31, 2023, in connection with a Business Combination, extension vote, liquidation, or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. It could also result in the diminution of the amounts available to the holders of Class A common shares upon any redemption.

On March 8, 2023, the Company’s shareholders/ stockholders redeemed 35,463,019 (Class A) shares for a total of $360,075,559. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2023, the Company recorded an excise tax payable of $3,600,756 calculated as 1% of the value of shares redeemed.

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

M3-BRIGADE ACQUISITION II CORP.

Date: May 22, 2023	By:	/s/ Mohsin Y. Meghji
		Name:	Mohsin Y. Meghji
		Title:	Executive Chairman

Date: May 22, 2023	By:	/s/ Brian Griffith
		Name:	Brian Griffith
		Title:	Chief Financial Officer